Form 10-Q
period 2026-09-30
Navient Holdings, Inc.
filed 2026-11-04
CIK 2152623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-43525

Navient Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-4054283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13865 Sunrise Valley Drive, Herndon, Virginia 20171	(302) 283-8000
(Address of principal executive offices)	(Telephone Number)

(302) 283-8000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $.01 per share	NAVI	The NASDAQ Global Select Market
6% Senior Notes due December 15, 2043	JSM	The NASDAQ Global Select Market

As of September 30, 2026, there were 92,713,474 shares of common stock outstanding.

TABLE OF CONTENTS

Organization of Our Form 10-Q

The order and presentation of content in our Quarterly Report on Form 10-Q (Form 10-Q) differs from the traditional Securities and Exchange Commission (SEC) Form 10-Q format. Our format is designed to improve readability and to better present how we organize and manage our business. See Appendix A, "Form 10-Q Cross-Reference Index" for a cross-reference index to the traditional SEC Form 10-Q format.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This Form 10-Q contains “forward-looking” statements and other information that is based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements and often contain words such as “expect,” “assume,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “may,” “could,” “should,” “goals,” or “target.” Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties are discussed more fully under the section titled “Risk Factors” and include, but are not limited to, the following:

•
general economic conditions, including the potential impact of artificial intelligence, inflation and interest rates on Navient and its clients and customers and on the creditworthiness of third parties;
•
increased defaults on education loans held by us;
•
unanticipated repayment trends on education loans including prepayments or deferrals resulting from new interpretations or the timing of the execution and implementation of current laws, rules or regulations or future laws, executive orders or other policy initiatives that operate to encourage or require consolidation, abolish existing or create additional income-based repayment or debt forgiveness programs or establish other policies and programs which may increase or decrease the prepayment rates on education loans and accelerate or slow down the repayment of the bonds in our securitization trusts;
•
a reduction in our credit ratings;
•
changes to applicable laws, rules, regulations and government policies, as well as changing regulatory and governmental oversight;
•
changes in the general interest rate environment, including the availability of any relevant money-market index rate or the relationship between the relevant money-market index rate and the rate at which our assets are priced;
•
the interest rate characteristics of our assets do not always match those of our funding arrangements;
•
adverse market conditions or an inability to effectively manage our liquidity risk or access liquidity could negatively impact us;
•
the cost and availability of funding in the capital markets;
•
our ability to earn Floor Income and our ability to enter into hedges relative to that Floor Income are dependent on the future interest rate environment and therefore are variable;
•
our use of derivatives exposes us to credit and market risk;
•
our ability to continually and effectively align our cost structure with our business operations;
•
a failure or breach of our operating systems, infrastructure or information technology systems;
•
failure by any third party providing us material services or products or a breach or violation of law by one of these third parties;
•
acquisitions, new products, strategic initiatives and investments or divestitures that we pursue;
•
shareholder activism; and
•
reputational risk and social factors.

Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business.

The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect and actual results could differ materially. All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date of this report. We do not undertake any obligation to update or revise these forward-looking statements except as required by law.

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

USE OF NON-GAAP FINANCIAL MEASURES

We prepare financial statements and present financial results in accordance with GAAP. However, we also evaluate our business segments and present our financial results on a basis that differs from GAAP. We refer to this different basis of presentation as Core Earnings, which is a non-GAAP financial measure. We provide this Core Earnings basis of presentation on a consolidated basis and for each business segment because this is what we review internally when making management decisions regarding our performance and how we allocate resources. We also include this information in our presentations with credit rating agencies, lenders and investors. Because our Core Earnings basis of presentation is our measure of profit or loss for our segments, we are required by GAAP to provide Core Earnings disclosures in the notes to our consolidated financial statements for our business segments.

In addition to Core Earnings, we present the following other non-GAAP financial measures: Tangible Equity, Adjusted Tangible Equity Ratio, and Allowance for Loan Losses Excluding Expected Future Recoveries on Previously Fully Charged-off Loans. Definitions for the non-GAAP financial measures and reconciliations are provided below, except that reconciliations of forward-looking non-GAAP financial measures are not provided because the Company is unable to provide such reconciliations without unreasonable effort due to the uncertainty and inherent difficulty of predicting the occurrence and financial impact of certain items, including, but not limited to, the impact of any mark-to-market gains/losses resulting from our use of derivative instruments to hedge our economic risks. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for a further discussion and a complete reconciliation between GAAP net income and Core Earnings.

Business

Overview and Fundamentals of Our Business

Navient (Nasdaq: NAVI) creates long-term value for customers and investors with responsible lending, flexible refinancing, trusted servicing oversight, and decades of education finance and portfolio management expertise. Through our Earnest brand's business, we help customers confidently achieve financial success through digital financial services. Our employees thrive in a culture of belonging, where they are supported and proud to deliver meaningful outcomes. Learn more on Navient.com.

Navient’s business consists of:

•
Consumer Lending

We own and manage a portfolio of $15.3 billion of Private Education Loans. Through our Earnest brand we help students and families succeed with education lending and digital financial services, originating Earnest branded In-School Education Loans and refinancing products. In addition, we own and manage a portfolio of $61 million of Earnest Personal Loans. In the third quarter of 2026, we originated $1.4 billion of Consumer Loans (Private Education Loans and Personal Loans), a 77% increase over the year-ago period.

•
Federal Education Loans

We own and manage a portfolio of $25.9 billion of federally guaranteed Federal Family Education Loan Program (FFELP) Loans. We support the success of our customers and ensure a compliant, efficient customer experience.

Maximizing Cash Flows from Loan Portfolios and Maintaining a Strong Balance Sheet

The cash flows from our education loan portfolios continue to demonstrate the strength of our balance sheet, our efficient financings, credit risk management and underwriting of high-quality private education loans with attractive economics.

By optimizing capital adequacy and allocating capital to highly accretive opportunities, including organic growth, we remain well positioned to pay dividends and repurchase stock, while maintaining appropriate leverage that supports our credit ratings and ensures ongoing access to capital markets.

In October 2025, the Board authorized a new $100 million share repurchase program. At September 30, 2026, $64 million remained in available share repurchase authorization.

To inform our capital allocation decisions, we use the Adjusted Tangible Equity Ratio(1) in addition to other metrics. Our GAAP equity-to-asset ratio was 5.3% and our Adjusted Tangible Equity Ratio(1) was 9.5% as of September 30, 2026.

(Dollars and shares in millions)	Q3-26	Q3-25
Shares repurchased	1.1	2.0
Reduction in shares outstanding	1%	2%
Total repurchases in dollars	$10	$26
Dividends paid	$15	$16
Total Capital Returned(2)	$25	$42
GAAP equity-to-asset ratio	5.3%	4.9%
Adjusted Tangible Equity Ratio(1)	9.5%	9.3%

Commitment to Corporate Social Responsibility and Compliance

We maintain a robust, multi-layered compliance management system and thoroughly understand and comply with applicable federal, state, and local laws. We follow the industry-leading “Three Lines Model” compliance framework. This framework and other compliance protocols ensure we adhere to key industry laws and regulations; state laws; and state and city licensing requirements.

We are committed to contributing to the social and economic wellbeing of our communities; fostering the success of our customers; supporting a culture of integrity and belonging in our workforce to ensure employees feel valued, supported, and connected; and embracing sustainable business practices. Navient has earned recognition from a variety of leading organizations for our continued commitment to social responsibility. Our employees are engaged in our communities through volunteering and philanthropic programs.

Navient is committed to a sustainable future. We leverage technologies that minimize energy and promote use of “paperless” digital customer communications.

Recent Business Developments

On January 30, 2024, as a result of an in-depth review of our business, Navient announced strategic actions to maximize the cash flows from our loan portfolios, enhance the value of our growth businesses, simplify our company, reduce our expense base, and enhance our flexibility while maintaining a strong balance sheet. We have made substantial progress on these actions:

•
We adopted a variable, outsourced servicing model when MOHELA began servicing our loan portfolio in July 2024.
•
We completed the divestiture of our Business Processing segment business with the sale of our healthcare services business in September 2024 and the sale of our government services business in February 2025.

In conjunction with the decision to outsource student loan servicing, divesting the Business Processing segment increased the opportunities for shared cost reduction. Along with the above actions, we are reshaping our shared services functions and corporate footprint to align with the needs of a more focused, flexible and streamlined company. As of September 30, 2026, we have reduced our headcount by over 85% since the beginning of 2024.

We are executing on enhancing the value of our growth business related to In-School and Refinance Education Loan originations, investing in capabilities to grow high-quality originations that generate targeted returns. In 2025, total originations increased 77% to $2.5 billion compared to $1.4 billion in 2024. In the first nine months of 2026, total originations increased 66% to $3.0 billion compared to $1.8 billion a year ago. Additionally, we began originating Personal Loans, totaling $65 million through September 30, 2026.

Consistent with our broader effort to redeploy capital and align our balance sheet with today’s lending products, we classified approximately $2.0 billion of our Legacy Private Education Loan portfolio as held for sale in the second and third quarters of 2026 of which approximately $600 million (par amount) was sold in the third quarter of 2026 ("Legacy" refers to In-School Private Education Loans originated prior to 2020). An additional $150 million of Legacy Private Education Loans were deconsolidated from our balance sheet in the third quarter of 2026 in connection with selling the residual interests in three related securitization trusts. We also classified $1.0 billion of our In-School Private Education Loans held for sale in the third quarter of 2026 as we intend to sell those loans as part of our ongoing balance sheet and capital management strategy.

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”
(2)
Capital Returned is defined as share repurchases and dividends paid.

On October 21, 2026, we announced plans to implement a new holding company structure pursuant to an internal corporate reorganization (the “Reorganization”) by executing a tax-free merger of Navient with and into Relay Merger Sub LLC (“Merger Sub”), a subsidiary of Navient Holdings, Inc. (“Navient Holdings”), with Merger Sub continuing as the surviving entity and its name being changed to Navient LLC. As discussed in “Note 1 - Organization and Business,” on October 28, 2026, we completed the Reorganization.

As a result of the Reorganization, Navient Holdings became the new holding company of Navient LLC (as successor by merger to Navient Corporation) and E Parent, Inc. (Earnest). Navient’s common stock was exchanged on a one-for-one basis for Navient Holdings’ common stock, and Navient Holdings’ common stock continues to trade under the symbol “NAVI” on the Nasdaq Global Select Market. Accordingly, upon consummation of the Reorganization, Navient’s stockholders immediately prior to the consummation of the Reorganization became stockholders of Navient Holdings. Navient LLC assumed the obligations of the listed notes currently held at Navient and continued to be a reporting company. On November 2, 2026, Navient LLC distributed all of the issued and outstanding capital stock of E Parent, Inc.to Navient Holdings pursuant to a distribution agreement by and between Navient LLC and Navient Holdings, Inc.

How We Organize Our Business

Today we operate our business in two primary segments: Consumer Lending and Federal Education Loans.

Consumer Lending Segment

Navient owns and manages Private Education Loans and is the master servicer for these portfolios. Through our Earnest brand, we originate In-School Education Loans, including undergraduate and graduate products, we refinance education loans for high-quality borrowers and we intend to expand into adjacent lending products over time. "Refinance" Education Loans are loans where a borrower has refinanced their education loans, and "In-School" Education Loans are loans originally made to borrowers while they are attending school. We generate revenue primarily through net interest income on our Private Education Loan portfolio.

Through our Earnest brand, we build long-term relationships with high-lifetime-value customers and support them across key stages of their financial journey. We believe our differentiated product design, data‑driven digital marketing, and best‑in‑class origination capabilities deliver flexible, transparent lending solutions. We believe Navient’s decades of experience in education lending, capital markets, and servicing, combined with Earnest’s technology and customer‑centric platform, position us with a unique competitive advantage. We see meaningful growth opportunities across Private Education Loans and adjacent lending markets, with a focus on generating attractive, long-term, risk-adjusted returns. An example of this type of opportunity is that we began originating Personal Loans in 2026.

The passage of the One Big Beautiful Bill Act (the "Big Beautiful Bill") on July 3, 2025, marks a significant shift in federal student lending programs, notably eliminating the GradPLUS loan program effective July 1, 2026. This development has and is anticipated to continue driving increased demand for private in-school graduate loans, presenting a unique loan origination growth opportunity for Navient. With our disciplined approach to growing in-school volume with a focus on graduate borrowers, we believe we are well-positioned to capture our share of this expanded market.

Federal Education Loans Segment

Navient owns and manages FFELP Loans and is the master servicer on this portfolio. We generate revenue primarily through net interest income on our FFELP Loans.

Other Segment

This segment consists of our corporate liquidity portfolio, gains and losses incurred on the repurchase of debt, unallocated shared services which include certain corporate and IT costs as well as regulatory expenses, and restructuring/other reorganization expenses. Additionally, the segment contains the revenue and expenses in connection with the transition services we performed related to the outsourcing of loan servicing and divestiture of our Business Processing segment discussed under "Recent Business Developments."

Business Processing Segment

In September 2024, Navient completed the sale of Xtend, which comprised the Company's healthcare services business in its Business Processing segment. In February 2025, Navient completed the sale of its government services businesses, which constituted the remainder of the Business Processing segment. Prior to the sale of its healthcare and government services businesses, Navient provided business processing solutions such as omnichannel contact center services, workflow processing, and revenue cycle optimization.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Historical Financial Information and Ratios

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
GAAP Basis
Net income	$15	$(86)	$56	$(75)
Diluted earnings per common share	$.16	$(.87)	$.59	$(.75)
Weighted average shares used to compute diluted earnings per share	94	98	95	100
Return on assets	.13%	(.72)%	.17%	(.21)%

Core Earnings Basis(1)
Net income (1)	$3	$(83)	$50	$(36)
Diluted earnings per common share(1)	$.03	$(.84)	$.52	$(.36)
Weighted average shares used to compute diluted earnings per share	94	98	95	100
Net interest margin, Consumer Lending segment	2.09%	2.39%	2.27%	2.48%
Net interest margin, Federal Education Loans segment	.69%	.84%	.67%	.72%
Return on assets	.03%	(.69)%	.15%	(.10)%

Education Loan Portfolios
Ending Private Education Loans, net	$15,254	$15,456	$15,254	$15,456
Ending FFELP Loans, net	25,898	28,952	25,898	28,952
Ending total education loans, net	$41,152	$44,408	$41,152	$44,408
Average Private Education Loans	$15,980	$15,894	$15,974	$16,014
Average FFELP Loans	26,364	29,641	27,097	30,289
Average total education loans	$42,344	$45,535	$43,071	$46,303

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures – Core Earnings.”

The Quarter in Review

We prepare financial statements and present financial results in accordance with GAAP. However, we also evaluate our business segments and present financial results on a basis that differs from GAAP. We refer to this different basis of presentation as Core Earnings. We provide this Core Earnings basis of presentation on a consolidated basis and for each business segment because this is what we review internally when making management decisions regarding our performance and how we allocate resources. We also include this information in our presentations with credit rating agencies, lenders and investors. Because our Core Earnings basis of presentation corresponds to our segment financial presentations, we are required by GAAP to provide certain Core Earnings disclosures in the notes to our consolidated financial statements for our business segments. See “Non-GAAP Financial Measures — Core Earnings” for a further discussion and a complete reconciliation between GAAP net income and Core Earnings.

Third-quarter 2026 GAAP net income was $15 million ($0.16 per diluted share), compared with a net loss of $86 million ($0.87 per diluted share) for the year-ago quarter. See “Results of Operations — GAAP Comparison of Third-Quarter 2026 Results with Third-Quarter 2025” for a discussion of the primary contributors to the change in GAAP earnings between periods.

Third-quarter 2026 Core Earnings net income was $3 million ($0.03 per diluted share), compared with Core Earnings net loss of $83 million ($0.84 per diluted share) for the year-ago quarter. See “Segment Results” for a discussion of the primary contributors to the change in Core Earnings between periods.

GAAP and Core Earnings results included:

•
$23 million ($0.18 per diluted share) of net fair value changes of loans related to In-School Education Loan originations in the quarter.
•
$15 million ($0.12 per diluted share) benefit from regulatory and restructuring expense primarily due to insurance proceeds received in connection with prior litigation matters.
•
$162 million ($1.31 per diluted share) of gains related to selling approximately $750 million of Legacy Private Education Loans.
•
$29 million provision increase and $42 million provision decrease resulting from the classification of $1.4 billion of Legacy Private Education Loans and $1.0 billion of In-School Education Loans, respectively, as held for sale as of September 30, 2026.
•
$227 million ($1.83 per diluted share) of provision for loan losses in the Consumer Lending segment, excluding the net $13 million reduction to provision discussed in the previous bullet. Of the $227 million, $16 million relates to loan originations with $211 million primarily related to recent and forecasted delinquencies and charge-offs persisting at elevated levels for a longer duration than previously anticipated.

Financial highlights of third-quarter 2026 include:

Consumer Lending segment:

•
Net income of $2 million.
•
Net interest margin of 2.09%.
•
Originated $1.4 billion of Consumer Loans, a 77% increase from a year ago.

Federal Education Loans segment:

•
Net income of $22 million.
•
Net interest margin of 0.69%.

Capital, funding and liquidity:

•
GAAP equity-to-asset ratio of 5.3% and adjusted tangible equity ratio(1) of 9.5%.
•
Repurchased $10 million of common shares.
•
Paid $15 million in common stock dividends.

Operating Expenses:

•
Incurred operating expenses of $75 million.

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Results of Operations

GAAP Income Statements (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions, except per share data)	2026	2025	$	%	2026	2025	$	%
Interest income
Private Education Loans	$270	$276	$(6)	(2)%	$820	$838	$(18)	(2)%
FFELP Loans	381	484	(103)	(21)	1,173	1,459	(286)	(20)
Personal Loans	1	—	1	100	1	—	1	100
Cash and investments	17	21	(4)	(19)	51	64	(13)	(20)
Total interest income	669	781	(112)	(14)	2,045	2,361	(316)	(13)
Total interest expense	554	639	(85)	(13)	1,677	1,961	(284)	(14)
Net interest income	115	142	(27)	(19)	368	400	(32)	(8)
Less: provisions for loan losses	227	168	59	35	281	236	45	19
Net interest income (loss) after provisions for loan losses	(112)	(26)	(86)	(331)	87	164	(77)	(47)
Other income (loss):
Servicing revenue	10	13	(3)	(23)	31	40	(9)	(23)
Asset recovery and business processing revenue	—	—	—	—	—	23	(23)	(100)
Other income	2	10	(8)	(80)	23	44	(21)	(48)
Gains on sales of loans	162	—	162	100	162	—	162	100
Net fair value changes of loans	23	—	23	100	23	—	23	100
Gains (losses) on derivative and hedging activities, net	5	(4)	9	225	11	(34)	45	132
Total other income	202	19	183	963	250	73	177	242
Expenses:
Operating expenses	75	105	(30)	(29)	246	333	(87)	(26)
Goodwill and acquired intangible assets impairment and amortization expense	—	1	(1)	(100)	5	2	3	150
Restructuring/other reorganization expenses	2	4	(2)	(50)	4	6	(2)	(33)
Total expenses	77	110	(33)	(30)	255	341	(86)	(25)
Income before income tax expense	13	(117)	130	111	82	(104)	186	179
Income tax expense	(2)	(31)	29	94	26	(29)	55	190
Net income	$15	$(86)	$101	117%	$56	$(75)	$131	175%
Basic earnings per common share	$.16	$(.87)	1.03	118%	$.60	$(.75)	$1.35	180%
Diluted earnings per common share	$.16	$(.87)	$1.03	118%	$.59	$(.75)	$1.34	179%
Dividends per common share	$.16	$.16	$—	—%	$.48	$.48	$—	—%

GAAP Comparison of Third-Quarter 2026 Results with Third-Quarter 2025

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025

For the three months ended September 30, 2026, net income was $15 million, or $0.16 per diluted share, compared with net loss of $86 million, or $0.87 per diluted share, for the year-ago period.

The primary contributors to the change in net income are as follows:

• Net interest income decreased by $27 million primarily due to an $18 million benefit in the year-ago period from a decrease in prepayment rate assumptions on FFELP Loans (reduced premium amortization) as well as the paydown of the FFELP portfolio and the Private Education Loan portfolio's changing product mix with Refinance Education Loans increasing as a percentage of the portfolio. The Refinance Education Loan portfolio earns a lower net interest margin compared to the non-refinance portfolio, due to lower expected credit losses, which reduces the overall net interest margin.

• Provisions for loan losses increased $59 million from $168 million to $227 million.

○ The provision for Private Loan losses increased $59 million from $155 million to $214 million.

○ The provision for FFELP Loan losses remained unchanged at $13 million.

The provision for Private Loan losses of $214 million in the current quarter included $16 million associated with loan originations and $29 million a result of classifying $1.4 billion of Legacy Private Education Loans as held for sale as of September 30, 2026. An additional $211 million of provision in the current quarter primarily relates to recent and forecasted delinquencies and charge-offs persisting at elevated levels for a longer duration than previously anticipated. This was partially offset by a $42 million decrease as a result of classifying $1.0 billion of In-School Education Loans as held for sale as of September 30, 2026. The provision for loan losses of $155 million in the year-ago quarter included $17 million associated with loan originations and $138 million primarily the result of elevated delinquency balances as well as our forecasted macroeconomic outlook.

The provision for FFELP Loan losses of $13 million in the current period was primarily the result of an increase in premium allocated to future defaults, as well as the continued extension of the portfolio. The provision of $13 million in the year-ago quarter was primarily the result of an increase in delinquency balances, our forecasted macroeconomic outlook, as well as the continued extension of the portfolio.

• Other income decreased $8 million primarily related to a $7 million decrease in transition services revenue we had earned related to our various strategic initiatives. The transition services related to the outsourcing of loan servicing and the sale of our healthcare services business ended in May 2025. The transition services related to the sale of our government services business ended in October 2025.

• There were $162 million of gains on sale in the current period related to the sale of $750 million of Legacy Private Education Loans in connection with our broader effort to redeploy capital and align our balance sheet with today's lending products. There were no sales in the year-ago period.

• There were $23 million of net fair value changes of loans related to electing the fair value option for In-School Education Loan originations beginning July 1, 2026. Of the $23 million net fair value changes of loans, $11 million relates to loans disbursed and recorded as loans on our balance sheet and $12 million relates to loan commitments to be disbursed in a future period (with the fair value of the lending commitment recorded in Other Assets on our balance sheet). Valuations of education loans fluctuate based upon many factors including changes in prepayment rates, loss rates and discount rates. As a result, net fair value changes of loans may vary significantly in future periods.

• Net gains on derivative and hedging activities increased $9 million due primarily to interest rate fluctuations. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

• Operating expenses decreased $30 million, $7 million of which was due to a decline in expenses in connection with providing transition services related to our various strategic initiatives. As of October 2025 we had no further obligations to provide these transition services. There was also a $16 million decrease in regulatory-related expenses primarily related to a $16 million benefit in the current period due to insurance proceeds received in connection with prior litigation matters. These decreases were offset by a $12 million increase in seasonal marketing and other expenses associated with the growth of our consumer lending businesses. The remaining $19 million decrease primarily relates to cost saving initiatives implemented, which have reduced our operating costs mostly in connection with our shared service functions and corporate footprint.

• Restructuring and other reorganization expenses decreased $2 million primarily due to a decrease in severance-related costs incurred in connection with the various strategic initiatives that have been and continue to be implemented to simplify the company, continue to reduce our expense base and enhance our flexibility.

• The effective income tax rates for the current and year-ago quarters were (18)% and 27%, respectively. The decrease in the effective income tax rate in the current quarter is due to changes in the valuation allowance attributed to state operating loss carryovers.

We repurchased 1.1 million and 2.0 million shares of our common stock during the third quarters of 2026 and 2025, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 4 million common shares (or 4%) from the year-ago period.

GAAP Comparison of Nine Months Ended September 30, 2026 Results with Nine Months Ended September 30, 2025

For the nine months ended September 30, 2026, net income was $56 million, or $0.59 per diluted share, compared with net loss of $75 million, or $0.75 per diluted share, for the year-ago period.

The primary contributors to the change in net income are as follows:

• Net interest income decreased by $32 million primarily due to the paydown of the FFELP portfolio and the Private Education Loan portfolio's changing product mix with Refinance Education Loans increasing as a percentage of the portfolio. The Refinance Education Loan portfolio earns a lower net interest margin compared to the non-refinance portfolio, due to lower expected credit losses, which reduces the overall net interest margin. In addition, there was an $18 million benefit in the year-ago period from a decrease in prepayment rate assumptions on FFELP Loans (reduced premium amortization). This was partially offset by a $21 million increase in mark-to-market gains on fair value hedges recorded in interest expense.

• Provisions for loan losses increased $45 million from $236 million to $281 million.

○ The provision for Private Loan losses increased $44 million from $207 million to $251 million.

○ The provision for FFELP Loan losses increased $1 million from $29 million to $30 million.

The provision for Private Loan losses of $251 million in the current period included $42 million associated with loan originations and $10 million a result of classifying $2.0 billion of Legacy Private Education Loans as held for sale during the period. An additional $241 million of provision in the current period primarily relates to recent and forecasted delinquencies and charge-offs persisting at elevated levels for a longer duration than previously anticipated. This was partially offset by a $42 million decrease as a result of classifying $1.0 billion of In-School Education Loans as held for sale as of September 30, 2026. The provision of $207 million in the year-ago period included $32 million associated with loan originations and $175 million primarily the result of elevated delinquency balances as well as our forecasted macroeconomic outlook.

The provision for FFELP Loan losses of $30 million in the current period was primarily the result of increased charge-offs due to prior disaster forbearance volume, as well as the continued extension of the portfolio. The provision of $29 million in the year-ago period was primarily the result of an increase in delinquency balances, our forecasted macroeconomic outlook, as well as the continued extension of the portfolio.

• Asset recovery and business processing revenue decreased $23 million as a result of the sale of our government services business in February 2025. With the sale of our government services business, Navient no longer provides business processing segment services.

• Other income decreased $21 million primarily related to a $32 million decrease in transition services revenue we had earned related to our various strategic initiatives. The transition services related to the outsourcing of loan servicing and the sale of our healthcare services business ended in May 2025. The transition services related to the sale of our government services business ended in October 2025. This $32 million decrease was partially offset by a $12 million gain on an investment in the current period.

• There were $162 million of gains on sale in the current period related to the sale of $750 million of Legacy Private Education Loans in connection with our broader effort to redeploy capital and align our balance sheet with today's lending products. There were no sales in the year-ago period.

• There were $23 million of net fair value changes of loans related to electing the fair value option for In-School Education Loan originations beginning July 1, 2026. Of the $23 million net fair value changes of loans, $11 million relates to loans disbursed and recorded as loans on our balance sheet and $12 million relates to loan commitments to be disbursed in a future period (with the fair value of the lending commitment recorded in Other Assets on our balance sheet). Valuations of education loans fluctuate based upon many factors including changes in prepayment rates, loss rates and discount rates. As a result, net fair value changes of loans may vary significantly in future periods.

• Net gains on derivative and hedging activities increased $45 million due primarily to interest rate fluctuations. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

• Operating expenses decreased $87 million, $23 million of which was due to a decline in business processing expenses as a result of the sale of our government services business in February 2025 ($20 million of the reduction is in the Business Processing segment and $3 million of the reduction is in the Other segment). In addition, there was a $30 million decline in expenses in connection with providing transition services related to our various strategic initiatives. As of October 2025, we had no further obligations to provide these transition services. There was also a $17 million decrease in regulatory-related expenses primarily related to a $16 million benefit in the current period due to insurance proceeds received in connection with prior litigation matters. These decreases were offset by a $23 million increase in marketing and other expenses associated with the growth of our consumer lending businesses. The remaining $40 million decrease primarily relates to cost saving initiatives implemented, which have reduced our operating costs mostly in connection with our shared service functions and corporate footprint.

• Restructuring and other reorganization expenses decreased $2 million primarily due to a decrease in severance-related costs incurred in connection with the various strategic initiatives that have been and continue to be implemented to simplify the company, continue to reduce our expense base and enhance our flexibility.

We repurchased 3.7 million and 6.4 million shares of our common stock during the nine months ended September 30, 2026 and September 30, 2025, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 5 million common shares (or 5%) from the year-ago period.

Segment Results

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Interest income:
Private Education Loans	$270	$276	(2)%	$820	$838	(2)%
Personal Loans	1	—	100	1	—	100
Cash and investments	5	5	—	14	15	(7)
Interest income	276	281	(2)	835	853	(2)
Interest expense	189	183	3	553	547	1
Net interest income	87	98	(11)	282	306	(8)
Less: provision for loan losses	214	155	38	251	207	21
Net interest income (loss) after provision for loan losses	(127)	(57)	123	31	99	(69)
Other income (loss):
Gains on sales of loans	162	—	100	162	—	100
Net fair value changes of loans	23	—	100	23	—	100
Other income	2	3	(33)	7	9	(22)
Total other income	187	3	6,133	192	9	2,033
Direct operating expenses	57	45	27	138	115	20
Income (loss) before income tax expense (benefit)	3	(99)	103	85	(7)	1,314
Income tax expense (benefit)	1	(23)	104	20	(3)	767
Net income (loss)	$2	$(76)	103%	$65	$(4)	1725%

Comparison of Third-Quarter 2026 Results with Third-Quarter 2025

•
Originated $1.4 billion of Consumer Loans, a 77% increase compared to $788 million.
o
Refinance Education Loan originations were $870 million compared to $528 million.
o
In-School Education Loan originations were $479 million compared to $260 million.
o
Personal Loan originations were $46 million compared to $0 million.
•
Net income was $2 million compared to net loss of $76 million.
•
Net interest income decreased $11 million, primarily due to the changing product mix with Refinance Education Loans increasing as a percentage of the portfolio. The Refinance Education Loan portfolio earns a lower net interest margin compared to the non-refinance portfolio, due to lower expected credit losses, which reduces the overall net interest margin.
•
Provision for loan losses increased $59 million. The provision for loan losses of $214 million in the current quarter included $16 million associated with loan originations and $29 million a result of classifying $1.4 billion of Legacy Private Education Loans as held for sale as of September 30, 2026. An additional $211 million of provision in the current quarter primarily relates to recent and forecasted delinquencies and charge-offs persisting at elevated levels for a longer duration than previously anticipated. This was partially offset by a $42 million decrease as a result of classifying $1.0 billion of In-School Education Loans as held for sale as of September 30, 2026. The provision for loan losses of $155 million in the year-ago quarter included $17 million associated with loan originations and $138 million primarily the result of elevated delinquency balances as well as our forecasted macroeconomic outlook.
o
Net charge-offs were $59 million, down $37 million compared to $96 million in the year-ago quarter.
o
Private Education Loan delinquencies greater than 90 days: $274 million, down $159 million from $433 million.
o
Private Education Loan forbearances: $244 million, up $5 million from $239 million.

•
There were $162 million of gains on sale in the current period related to the sale of $750 million of Legacy Private Education Loans in connection with our broader effort to redeploy capital and align our balance sheet with today's lending products. There were no sales in the year-ago period.

•
There were $23 million of net fair value changes of loans related to electing the fair value option for In-School Education Loan originations beginning July 1, 2026. Of the $23 million net fair value changes of loans, $11 million relates to loans disbursed and recorded as loans on our balance sheet and $12 million relates to loan commitments to be disbursed in a future period (with the fair value of the lending commitment recorded in Other Assets on our balance sheet).
•
Expenses increased $12 million primarily reflecting seasonal marketing and other expenses associated with the growth of our consumer lending businesses.

Key performance metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Segment net interest margin	2.09%	2.39%	2.27%	2.48%
Private Education Loans (including Refinance Education Loans):
Private Education Loan spread	2.20%	2.48%	2.39%	2.58%
Provision for loan losses	$210	$155	$245	$207
Net charge-offs	$59	$96	$202	$248
Net charge-off rate(1)	1.49%	2.50%	1.65%	2.16%
Greater than 30-days delinquency rate(1)	5.1%	6.1%	5.1%	6.1%
Greater than 90-days delinquency rate(1)	2.2%	2.8%	2.2%	2.8%
Forbearance rate(1)	1.9%	1.5%	1.9%	1.5%
Average Private Education Loans	$15,980	$15,894	$15,974	$16,014
Ending Private Education Loans, net	$15,254	$15,456	$15,254	$15,456
Refinance Education Loans:
Net charge-offs	$16	$19	$50	$53
Greater than 90-days delinquency rate	.7%	.8%	.7%	.8%
Average balance of Refinance Education Loans	$9,575	$8,649	$9,290	$8,549
Ending balance of Refinance Education Loans	$9,600	$8,571	$9,600	$8,571
Refinance Education Loan originations	$870	$528	$2,383	$1,442
Personal Loans:
Originations	$46	$—	$65	$—
Ending balance, net	$61	$—	$61	$—

(1)
Three and nine months ended September 30, 2026 exclude $2.4 billion of Private Education Loans that were classified as held for sale as of September 30, 2026 and $235 million of In-School Education Loans carried at fair value, and their corresponding delinquencies, forbearances, and charge-offs.

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Private Education Loan yield	6.70%	6.90%	6.86%	7.00%
Private Education Loan cost of funds	(4.50)	(4.42)	(4.47)	(4.42)
Private Education Loan spread	2.20	2.48	2.39	2.58
Other interest-earning asset spread impact	(.11)	(.09)	(.12)	(.10)
Net interest margin(2)	2.09%	2.39%	2.27%	2.48%

(2)
The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Private Education Loans	$15,980	$15,894	$15,974	$16,014
Other interest-earning assets	562	487	548	486
Total Private Education Loan interest-earning assets	$16,542	$16,381	$16,522	$16,500

The 30 basis point decrease in the net interest margin in third-quarter 2026 is primarily the result of the continued shift of the Refinance Education Loan portfolio becoming a higher percentage of the overall Private Education Loan portfolio. The Refinance Education Loan portfolio earns a lower net interest margin compared to the non-refinance loan portfolio, due to lower expected credit losses, which reduces the overall net interest margin.

As of September 30, 2026, our Private Education Loan portfolio totaled $15.3 billion, comprised of $9.6 billion of Refinance Education Loans and $5.7 billion of non-refinance loans. The weighted-average life of these portfolios as of September 30, 2026 was 4 years and 3 years, respectively, assuming a Constant Prepayment Rate (CPR) of 15% and 10%, respectively.

Provision for Loan Losses

The provision for loan losses increased $59 million. The provision for loan losses of $214 million in third-quarter 2026 included $16 million associated with loan originations and $29 million as a result of classifying $1.4 billion of legacy Private Education Loans as held for sale as of September 30, 2026. An additional $211 million of provision in the current quarter primarily relates to recent and forecasted delinquencies and charge-offs persisting at elevated levels for a longer duration than previously anticipated. This was partially offset by a $42 million decrease as a result of classifying $1.0 billion of in-school Private Education Loans as held for sale as of September 30, 2026. The provision for loan losses of $155 million in the year-ago period included $17 million associated with loan originations and $138 million primarily the result of elevated delinquency balances as well as our forecasted macroeconomic outlook.

Operating Expenses

Operating expenses for our consumer lending segment include costs to originate, acquire, service and collect on our consumer loan portfolio. Operating expenses increased $12 million primarily reflecting seasonal marketing and other expenses associated with the growth of our consumer lending businesses.

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Interest income:
FFELP Loans	$381	$484	(21)%	$1,173	$1,459	(20)%
Cash and investments	8	10	(20)	24	30	(20)
Total interest income	389	494	(21)	1,197	1,489	(20)
Total interest expense	342	429	(20)	1,056	1,321	(20)
Net interest income	47	65	(28)	141	168	(16)
Less: provision for loan losses	13	13	—	30	29	3
Net interest income after provision for loan losses	34	52	(35)	111	139	(20)
Total other income	8	10	(20)	24	31	(23)
Direct operating expenses	13	16	(19)	44	54	(19)
Income before income tax expense	29	46	(37)	91	116	(22)
Income tax expense	7	11	(36)	21	27	(22)
Net income	$22	$35	(37)%	$70	$89	(21)%

Comparison of Third-Quarter 2026 Results with Third-Quarter 2025

•
Net income was $22 million compared to $35 million.
•
Net interest income decreased $18 million primarily due to an $18 million benefit (reduced premium amortization) in the year-ago period from a decrease in prepayment rate assumptions as well as the paydown of the loan portfolio.
•
Provision for loan losses remained unchanged at $13 million. The provision for loan losses of $13 million in the current period was primarily the result of an increase in premium allocated to future defaults, as well as the continued extension of the portfolio. The $13 million of provision for loan losses in the year-ago quarter was primarily the result of elevated delinquency balances, our forecasted macroeconomic outlook as well as the continued extension of the portfolio.
o
Net charge-offs were $11 million compared to $9 million.
o
Delinquencies greater than 90 days were $1.7 billion compared to $2.5 billion.
o
Forbearances were $3.1 billion compared to $3.7 billion.
•
Expenses were $3 million lower primarily as a result of the outsourcing of the loan servicing of our portfolio to a third party in 2024. This created a variable cost structure resulting in a reduction in expenses as the portfolio paid down.

Key performance metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Segment net interest margin	.69%	.84%	.67%	.72%
FFELP Loans:
FFELP Loan spread	.76%	.90%	.75%	.77%
Provision for loan losses	$13	$13	$30	$29
Net charge-offs	$11	$9	$38	$23
Net charge-off rate	.20%	.15%	.23%	.13%
Greater than 30-days delinquency rate	15.5%	18.1%	15.5%	18.1%
Greater than 90-days delinquency rate	8.0%	10.5%	8.0%	10.5%
Forbearance rate	12.4%	13.4%	12.4%	13.4%
Average FFELP Loans	$26,364	$29,641	$27,097	$30,289
Ending FFELP Loans, net	$25,898	$28,952	$25,898	$28,952

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
FFELP Loan yield	5.55%	6.31%	5.56%	6.22%
Floor Income	.19	.17	.23	.22
FFELP Loan net yield	5.74	6.48	5.79	6.44
FFELP Loan cost of funds	(4.98)	(5.58)	(5.04)	(5.67)
FFELP Loan spread	.76	.90	.75	.77
Other interest-earning asset spread impact	(.07)	(.06)	(.08)	(.05)
Net interest margin(1)	.69%	.84%	.67%	.72%

(1)
The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
FFELP Loans	$26,364	$29,641	$27,097	$30,289
Other interest-earning assets	873	872	923	874
Total FFELP Loan interest-earning assets	$27,237	$30,513	$28,020	$31,163

The 15 basis point decrease in the net interest margin in third-quarter 2026 is primarily the result of the $18 million benefit (reduced premium amortization) in the year-ago period from a decrease in prepayment rate assumptions.

As of September 30, 2026, our FFELP Loan portfolio totaled $25.9 billion. The weighted-average life of this portfolio as of September 30, 2026 was 8 years assuming a CPR of 3% through 2028 and 5% thereafter.

Floor Income

The following table analyzes, on a Core Earnings basis, the ability of the FFELP Loans in our portfolio to earn Floor Income after September 30, 2026 and 2025, based on interest rates as of those dates.

(Dollars in billions)	September 30, 2026	September 30, 2025
Education loans eligible to earn Floor Income	$25.7	$28.8
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(12.4)	(13.9)
Less: economically hedged Floor Income	(.6)	(.7)
Education loans eligible to earn Floor Income after rebates and economically hedged	$12.7	$14.2
Education loans earning Floor Income	$2.3	$2.3

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period July 1, 2026 to December 31, 2028.

(Dollars in billions)	October 1, 2026 to December 31, 2026	2027	2028
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$.5	$.3	$.2

Provision for Loan Losses

Provision for loan losses remained unchanged at $13 million. The $13 million in the current period was primarily the result of an increase in premium allocated to future defaults as well as the continued extension of the portfolio. The $13 million of provision for loan losses in the year-ago quarter was primarily the result of an increase in delinquency balances.

Operating Expenses

Operating expenses for the Federal Education Loans segment primarily include costs incurred to perform servicing on our FFELP Loan portfolio and federal education loans held by other institutions. Expenses were $3 million lower primarily as a result of the outsourcing of the loan servicing of our portfolio to a third party in 2024. This created a variable cost structure resulting in a reduction in expenses as the portfolio paid down.

Other Segment

The following table presents Core Earnings results for our Other segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Net interest loss after provision for loan losses	$(23)	$(17)	35%	$(66)	$(53)	25%
Other revenue	2	10	(80)	23	44	(48)
Expenses:
Unallocated shared services operating expenses:
Unallocated information technology costs	5	19	(74)	21	60	(65)
Unallocated corporate costs	—	25	(100)	43	84	(49)
Total unallocated shared services operating expenses	5	44	(89)	64	144	(56)
Restructuring/other reorganization expenses	2	4	(50)	4	6	(33)
Total expenses	7	48	(85)	68	150	(55)
Loss before income tax benefit	(28)	(55)	(49)	(111)	(159)	(30)
Income tax benefit	(7)	(13)	(46)	(26)	(36)	(28)
Net loss	$(21)	$(42)	(50)%	$(85)	$(123)	(31)%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses is due to the negative carrying cost of our corporate liquidity portfolio. The amount of the net interest loss is primarily a result of the size of the liquidity portfolio as well as the cost of funds of the debt funding the corporate liquidity portfolio.

Other Revenue

All revenue and expense in connection with the transition services we performed related to the outsourcing of loan servicing and divestiture of our Business Processing segment are included in the Other segment. The transition services related to the outsourcing of loan servicing and the sale of our healthcare services business ended in May 2025. The transition services related to the sale of our government services business ended in October 2025. Other revenue decreased $8 million primarily related to a $7 million decrease in this transition services revenue.

Unallocated Shared Services Operating Expenses

Unallocated shared services operating expenses are costs primarily related to information technology costs related to infrastructure and operations, accounting, finance, legal, compliance and risk management, regulatory-related expenses, human resources, certain executive management, the Board of Directors, and transition services discussed above under "Other Revenue." Regulatory-related expenses include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters and are presented net of any insurance reimbursements for covered costs related to such matters. Operating expenses decreased $39 million from third-quarter 2025, primarily as a result of a $7 million decline in expenses in connection with providing transition services discussed in “Other revenue” above and a $16 million decrease in regulatory-related expenses primarily related to a $16 million benefit in the current quarter due to insurance proceeds received in connection with prior litigation matters. The remaining $16 million decrease primarily related to the cost reduction efforts in connection with the various strategic initiatives that have been and continue to be implemented to simplify the Company, reduce our expense base and enhance our flexibility.

See “Note 12 – Commitments, Contingencies and Guarantees” for a discussion of legal and regulatory matters where it is reasonably possible that a loss contingency exists. The Company is unable to anticipate the timing of a resolution or the impact that certain matters may have on the Company’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with certain matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

Restructuring/Other Reorganization Expenses

These expenses decreased $2 million primarily due to a decrease in severance-related costs incurred in connection with the various strategic initiatives that have been and continue to be implemented to simplify the Company, reduce our expense base and enhance our flexibility.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Business processing revenue	$—	$—	—%	$—	$23	(100)%
Direct operating expenses	—	—	—	—	20	(100)
Income before income tax expense	—	—	—	—	3	(100)
Income tax expense	—	—	—	—	1	(100)
Net income	$—	$—	—%	$—	$2	(100)%

Comparison of Third-Quarter 2026 Results with Third-Quarter 2025

With the sale of our government services business in February 2025, Navient no longer provides business processing segment services. Navient provided certain transition services in connection with the sale of our business processing businesses. As of October 2025, we had no further obligations to provide these transition services.

Key performance metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Revenue from government services	$—	$—	$—	$23
Revenue from healthcare services	—	—	—	—
Total fee revenue	$—	$—	$—	$23

Financial Condition

This section provides information regarding the balances, activity and credit performance metrics of our education loan portfolio.

Summary of Our Education Loan Portfolio

Ending Education Loan Balances, net

	September 30, 2026
(Dollars in millions)	Private Education Loans	FFELP Loans	Total Portfolio
Total education loan portfolio:
In-School(1)	$129	$7	$136
Grace, repayment and other(2)	15,424	26,056	41,480
Total	15,553	26,063	41,616
Allowance for loan losses	(299)	(165)	(464)
Total education loan portfolio	$15,254	$25,898	$41,152
% of total	37%	63%	100%

	December 31, 2025
(Dollars in millions)	Private Education Loans	FFELP Loans	Total Portfolio
Total education loan portfolio:
In-School(1)	$108	$7	$115
Grace, repayment and other(2)	15,707	28,307	44,014
Total	15,815	28,314	44,129
Allowance for loan losses	(364)	(173)	(537)
Total education loan portfolio	$15,451	$28,141	$43,592
% of total	35%	65%	100%

	September 30, 2025
(Dollars in millions)	Private Education Loans	FFELP Loans	Total Portfolio
Total education loan portfolio:
In-School(1)	$105	$8	$113
Grace, repayment and other(2)	15,757	29,130	44,887
Total	15,862	29,138	45,000
Allowance for loan losses	(406)	(186)	(592)
Total education loan portfolio	$15,456	$28,952	$44,408
% of total	35%	65%	100%

(1)
Loans for customers still attending school and are not yet required to make payments on the loan.
(2)
Includes loans in deferment or forbearance.

Education Loan Activity

	Three Months Ended September 30, 2026
(Dollars in millions)	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$15,674	$26,575	$42,249
Acquisitions (originations and purchases)(1)	1,137	—	1,137
Capitalized interest and premium/discount amortization	26	172	198
Refinancings and consolidations to third parties	(98)	(191)	(289)
Sales	(629)	—	(629)
Repayments and other	(856)	(658)	(1,514)
Ending balance	$15,254	$25,898	$41,152

	Three Months Ended September 30, 2025
(Dollars in millions)	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$15,530	$29,618	$45,148
Acquisitions (originations and purchases)(1)	687	—	687
Capitalized interest and premium/discount amortization	33	248	281
Refinancings and consolidations to third parties	(63)	(267)	(330)
Repayments and other	(731)	(647)	(1,378)
Ending balance	$15,456	$28,952	$44,408

	Nine Months Ended September 30, 2026
(Dollars in millions)	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$15,451	$28,141	$43,592
Acquisitions (originations and purchases)(1)	2,856	—	2,856
Capitalized interest and premium/discount amortization	107	575	682
Refinancings and consolidations to third parties	(313)	(600)	(913)
Sales	(629)	—	(629)
Repayments and other	(2,218)	(2,218)	(4,436)
Ending balance	$15,254	$25,898	$41,152

	Nine Months Ended September 30, 2025
(Dollars in millions)	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$15,716	$30,852	$46,568
Acquisitions (originations and purchases)(1)	1,790	—	1,790
Capitalized interest and premium/discount amortization	125	767	892
Refinancings and consolidations to third parties	(172)	(691)	(863)
Repayments and other	(2,003)	(1,976)	(3,979)
Ending balance	$15,456	$28,952	$44,408

(1)
Includes the origination of $133 million and $54 million of Refinance Education Loans in the third-quarters of 2026 and 2025, respectively, and $375 million and $200 million in the nine months ended September 30, 2026 and 2025, respectively, that refinanced FFELP and Private Education Loans that were on our balance sheet.

Private Education Loan Portfolio Performance

	September 30, 2026		December 31, 2025		September 30, 2025
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans In-School/grace/deferment(1)	$216		$395		$402
Loans in forbearance(2)	244		236		239
Loans in repayment and percentage of each status:
Loans current	11,881	94.9%	14,230	93.7%	14,291	93.9%
Loans delinquent 31-60 days(3)	233	1.9	326	2.1	315	2.1
Loans delinquent 61-90 days(3)	131	1.0	194	1.3	182	1.2
Loans delinquent greater than 90 days(3)	274	2.2	434	2.9	433	2.8
Total Private Education Loans in repayment	12,519	100%	15,184	100%	15,221	100%
Total Private Education Loans, gross(5)	12,979		15,815		15,862
Private Education Loan allowance for losses	(299)		(364)		(406)
Private Education Loans, net	$12,680		$15,451		$15,456
Percentage of Private Education Loans in repayment		96.5%		96.0%		96.0%
Delinquencies as a percentage of Private Education Loans in repayment		5.1%		6.3%		6.1%
Loans in forbearance as a percentage of loans in repayment and forbearance		1.9%		1.5%		1.5%
Percentage of Private Education Loans with a cosigner(4)		21%		32%		32%

(1)
Loans for customers who are attending school or are in other permitted educational activities and are not yet required to make payments on their loans, e.g., loans for customers who have requested and qualify for other permitted program deferments such as various military eligible deferments.
(2)
Loans for customers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors such as disaster relief consistent with established loan program servicing policies and procedures.
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.
(4)
Excluding Refinance Education Loans, the cosigner rate was 65%, 67% and 67% for third-quarter 2026, fourth-quarter 2025 and third-quarter 2025, respectively.
(5)
September 30, 2026 excludes $2.4 billion of Private Education Loans that were classified as held for sale as of September 30, 2026 and $235 million of In-School Education Loans carried at fair value.

FFELP Loan Portfolio Performance

	September 30, 2026		December 31, 2025		September 30, 2025
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans In-School/grace/deferment(1)	$1,097		$1,210		$1,276
Loans in forbearance(2)	3,094		3,532		3,726
Loans in repayment and percentage of each status:
Loans current	18,485	84.6%	19,441	82.4%	19,766	81.9%
Loans delinquent 31-60 days(3)	1,015	4.6	1,075	4.6	1,062	4.4
Loans delinquent 61-90 days(3)	623	2.8	706	3.0	769	3.2
Loans delinquent greater than 90 days(3)	1,749	8.0	2,350	10.0	2,539	10.5
Total FFELP Loans in repayment	21,872	100%	23,572	100%	24,136	100%
Total FFELP Loans	26,063		28,314		29,138
FFELP Loan allowance for losses	(165)		(173)		(186)
FFELP Loans, net	$25,898		$28,141		$28,952
Percentage of FFELP Loans in repayment		83.9%		83.3%		82.8%
Delinquencies as a percentage of FFELP Loans in repayment		15.5%		17.5%		18.1%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		12.4%		13.0%		13.4%

(1)
Loans for customers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for customers who have requested and qualify for other permitted program deferments such as military, unemployment, or economic hardships.
(2)
Loans for customers who have used their allowable deferment time or do not qualify for deferment, who need additional time to obtain employment or who have temporarily ceased making payments due to hardship or other factors such as disaster relief.
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for Loan Losses – Education Loans

	Three Months Ended September 30,
	2026			2025
(Dollars in millions)	Private Education Loans	FFELP Loans	Total	Private Education Loans	FFELP Loans	Total
Allowance at beginning of period	$263	$163	$426	$348	$182	$530
Total provision	210	13	223	155	13	168
Charge-offs:
Gross charge-offs	(68)	(11)	(79)	(112)	(9)	(121)
Expected future recoveries on current period gross charge-offs	9	—	9	16	—	16
Net charge-offs(1)	(59)	(11)	(70)	(96)	(9)	(105)
Write off in connection with classification of loans as held for sale(2)	(121)	—	(121)	—	—	—
Decrease in expected future recoveries on previously fully charged-off loans(3)	6	—	6	(1)	—	(1)
Allowance at end of period (GAAP)	299	165	464	406	186	592
Plus: expected future recoveries on previously fully charged-off loans(3)	157	—	157	173	—	173
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)(4)	$456	$165	$621	$579	$186	$765
Net charge-offs as a percentage of average loans in repayment (annualized)(5)	1.49%	.20%		2.50%	.15%
Allowance coverage of charge-offs (annualized)(4)(5)	2.4	3.7	(Non-GAAP)	1.5	5.1	(Non-GAAP)
Allowance as a percentage of the ending total loan balance(4)(5)	3.5%	.6%	(Non-GAAP)	3.7%	.6%	(Non-GAAP)
Allowance as a percentage of the ending loans in repayment(4)(5)	3.6%	.8%	(Non-GAAP)	3.8%	.8%	(Non-GAAP)
Ending total loans(5)	$12,979	$26,063		$15,862	$29,138
Average loans in repayment(5)	$12,613	$22,022		$15,259	$24,527
Ending loans in repayment(5)	$12,519	$21,872		$15,221	$24,136

(1)
Charge-offs are reported net of expected recoveries. For Private Education Loans, we charge off the estimated loss of a defaulted loan balance by charging off the entire defaulted loan balance and estimating recoveries on a pool basis. These estimated recoveries are referred to as "expected future recoveries on previously fully charged-off loans." For FFELP Loans, the recovery is received at the time of charge-off.
(2)
Three months ended September 30, 2026 includes $121 million of write-offs related to $1.4 billion of Legacy Private Education Loans that were classified a held for sale as of September 30, 2026. When loans are first classified as held for sale, if the fair value is lower than the carrying value then the expected losses related to credit are first recorded as provision for loan losses and the allowance for loan losses associated with those items is written off, establishing a new cost basis. See "Note 2 – Significant Accounting Policies" and "Note 3 – Education Loans" for further detail.
(3)
At the end of each month, for Private Education Loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance by charging off the entire loan balance and estimating recoveries on a pool basis. These estimated recoveries are referred to as “expected future recoveries on previously fully charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately reflected as a reduction to expected future recoveries on previously fully charged-off loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. The following table summarizes the activity in the expected future recoveries on previously fully charged-off loans.

	Three Months Ended September 30,
(Dollars in millions)	2026	2025
Beginning of period expected future recoveries on previously fully charged-off loans	$163	$172
Expected future recoveries of current period defaults	9	16
Recoveries (cash collected)	(9)	(9)
Charge-offs (as a result of lower recovery expectations)	(6)	(6)
End of period expected future recoveries on previously fully charged-off loans	$157	$173
Change in balance during period	$(6)	$1
(4)
The allowance used for these metrics excludes the expected future recoveries on previously fully charged-off loans to better reflect the current expected credit losses remaining in the portfolio.
(5)
Three months ended September 30, 2026 excludes $2.4 billion of Private Education Loans that were classified as held for sale as of September 30, 2026 and $235 million of In-School Education Loans carried at fair value, and their corresponding charge-offs.

	Nine Months Ended September 30,
	2026			2025
(Dollars in millions)	Private Education Loans	FFELP Loans	Total	Private Education Loans	FFELP Loans	Total
Allowance at beginning of period	$364	$173	$537	$441	$180	$621
Total provision	245	30	275	207	29	236
Charge-offs:
Gross charge-offs	(233)	(38)	(271)	(287)	(23)	(310)
Expected future recoveries on current period gross charge-offs	31	—	31	39	—	39
Net charge-offs(1)	(202)	(38)	(240)	(248)	(23)	(271)
Write off in connection with classification of loans as held for sale(2)	(121)	—	(121)	—	—	—
Decrease in expected future recoveries on previously fully charged-off loans(3)	13	—	13	6	—	6
Allowance at end of period (GAAP)	299	165	464	406	186	592
Plus: expected future recoveries on previously fully charged-off loans(3)	157	—	157	173	—	173
Allowance at end of period excluding expected future recoveries on previously fully charged- off loans (Non-GAAP Financial Measure)(4)	$456	$165	$621	$579	$186	$765
Net charge-offs as a percentage of average loans in repayment (annualized)(5)	1.65%	.23%		2.16%	.13%
Allowance coverage of charge-offs (annualized)(4)(5)	2.2	3.2	(Non-GAAP)	1.7	5.8	(Non-GAAP)
Allowance as a percentage of the ending total loan balance(4)(5)	3.5%	.6%	(Non-GAAP)	3.7%	.6%	(Non-GAAP)
Allowance as a percentage of the ending loans in repayment(4)(5)	3.6%	.8%	(Non-GAAP)	3.8%	.8%	(Non-GAAP)
Ending total loans(5)	$12,979	$26,063		$15,862	$29,138
Average loans in repayment(5)	$12,450	$22,571		$15,368	$25,036
Ending loans in repayment(5)	$12,519	$21,872		$15,221	$24,136

(1)
Charge-offs are reported net of expected recoveries. For Private Education Loans, we charge off the estimated loss of a defaulted loan balance by charging off the entire defaulted loan balance and estimating recoveries on a pool basis. These estimated recoveries are referred to as "expected future recoveries on previously fully charged-off loans." For FFELP Loans, the recovery is received at the time of charge-off.
(2)
Nine months ended September 30, 2026 includes $121 million of write-offs related to $1.4 billion of legacy Private Education Loans that were classified a held for sale as of September 30, 2026. When loans are first classified as held for sale, if the fair value is lower than the carrying value then the expected losses related to credit are first recorded as provision for loan losses and the allowance for loan losses associated with those items is written off, establishing a new cost basis. See "Note 2 – Significant Accounting Policies" and "Note 3 – Education Loans" for further detail.
(3)
At the end of each month, for Private Education Loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance by charging off the entire loan balance and estimating recoveries on a pool basis. These estimated recoveries are referred to as “expected future recoveries on previously fully charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately reflected as a reduction to expected future recoveries on previously fully charged-off loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. The following table summarizes the activity in the expected future recoveries on previously fully charged-off loans.

	Nine Months Ended September 30,
(Dollars in millions)	2026	2025
Beginning of period expected future recoveries on previously fully charged-off loans	$170	$179
Expected future recoveries of current period defaults	31	39
Recoveries (cash collected)	(29)	(30)
Charge-offs (as a result of lower recovery expectations)	(15)	(15)
End of period expected future recoveries on previously fully charged-off loans	$157	$173
Change in balance during period	$(13)	$(6)
(4)
The allowance used for these metrics excludes the expected future recoveries on previously fully charged-off loans to better reflect the current expected credit losses remaining in the portfolio.
(5)
Nine months ended September 30, 2026 excludes $2.4 billion of Private Education Loans that were classified as held for sale as of September 30, 2026 and $235 million of In-School Education Loans carried at fair value, and their corresponding charge-offs.

Liquidity and Capital Resources

Funding and Liquidity Risk Management

The following “Liquidity and Capital Resources” discussion concentrates primarily on our Consumer Lending and Federal Education Loans segments. Our Business Processing segment required minimal liquidity and funding.

We define liquidity as cash and high-quality liquid assets that we can use to meet our cash requirements. Our two primary liquidity needs are: (1) servicing our debt and (2) our ongoing ability to meet our cash needs for running the operations of our businesses (including derivative collateral requirements) throughout market cycles, including during periods of financial stress. Secondary liquidity needs, which can be adjusted as needed, include the origination of Consumer Loans, acquisitions of Private Education Loan portfolios, acquisitions of companies, the payment of common stock dividends and the repurchase of our common stock. To achieve these objectives, we analyze and monitor our liquidity needs and maintain excess liquidity and access to diverse funding sources including the issuance of unsecured debt and the issuance of secured debt primarily through asset-backed securitizations and/or other financing facilities.

We define our liquidity risk as the potential inability to meet our obligations when they become due without incurring unacceptable losses or inability to invest in future asset growth and business operations at reasonable market rates. Our primary liquidity risk relates to our ability to service our debt, meet our other business obligations and to continue to grow our business. The ability to access the capital markets is impacted by general market and economic conditions, our credit ratings, as well as the overall availability of funding sources in the marketplace. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions.

Credit ratings and outlooks are opinions subject to ongoing review by the rating agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the rating agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt totaling $5.3 billion at September 30, 2026. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $0.7 billion of senior unsecured notes that mature in the short term (i.e., over the next 12 months) and the remaining $4.6 billion of senior unsecured notes that mature in the long term (from 2027 to 2043 with 78% maturing by 2032), through a number of sources. These sources include our cash on hand, unencumbered Refinance Education Loan and FFELP Loan portfolios (see “Sources of Primary Liquidity” below), the predictable operating cash flows provided by operating activities, the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured Private Education Loan and FFELP Loan asset-backed commercial paper (ABCP) facilities, issue term asset-backed securities (ABS), enter into additional Private Education Loan and FFELP Loan ABS repurchase facilities, or issue additional unsecured debt.

We originate Consumer Loans (a portion of which is obtained through a forward purchase agreement). We also have purchased and may purchase, in future periods, Private Education Loan portfolios from third parties. Those originations and purchases are part of our ongoing liquidity needs. We purchased 1.1 million shares of common stock for $10 million in the third quarter of 2026 and have $64 million of unused share repurchase authority as of September 30, 2026.

Sources of Primary Liquidity

(Dollars in millions)	September 30, 2026	December 31, 2025	September 30, 2025
Ending Balances:
Unrestricted cash	$701	$637	$571
Unencumbered Refinance Education Loans	175	529	515
Unencumbered In-School Education Loans	11	12	23
Unencumbered FFELP Loans	45	83	58
Total	$932	$1,261	$1,167

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 30, 2026	December 31, 2025	September 30, 2025	September 30, 2026	September 30, 2025
Average Balances:
Unrestricted cash	$621	$589	$604	$620	$640
Unencumbered Refinance Education Loans	468	684	592	607	542
Unencumbered In-School Education Loans	9	19	14	14	26
Unencumbered FFELP Loans	54	71	52	55	99
Total	$1,152	$1,363	$1,262	$1,296	$1,307

Sources of Additional Liquidity

Liquidity may also be available under our secured credit facilities. Maximum borrowing capacity under the Private Education Loan and FFELP Loan ABCP facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered loans. The following tables detail the additional borrowing capacity of these facilities with maturity dates ranging from November 2026 to April 2028.

(Dollars in millions)	September 30, 2026	December 31, 2025	September 30, 2025
Ending Balances:
Private Education Loan ABCP facilities	$890	$1,689	$1,882
FFELP Loan ABCP facilities	113	193	178
Total	$1,003	$1,882	$2,060

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 30, 2026	December 31, 2025	September 30, 2025	September 30, 2026	September 30, 2025
Average Balances:
Private Education Loan ABCP facilities	$1,607	$2,051	$1,695	$1,648	$1,586
FFELP Loan ABCP facilities	90	184	184	129	250
Total	$1,697	$2,235	$1,879	$1,777	$1,836

At September 30, 2026, we had a total of $2.5 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $912 million of our unencumbered tangible assets of which $867 million and $45 million related to Private Education Loans and FFELP Loans, respectively. In addition, as of September 30, 2026, we had $5.0 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). We enter into repurchase facilities at times to borrow against the encumbered net assets of these financing vehicles. As of September 30, 2026, $0.5 billion of repurchase facility borrowings were outstanding.

The following table reconciles encumbered and unencumbered assets and their net impact on total Tangible Equity.

(Dollars in billions)	September 30, 2026	December 31, 2025
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	$2.5	$2.1
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	2.5	2.6
Tangible unencumbered assets(1)	2.5	2.9
Senior unsecured debt	(5.3)	(5.3)
Mark-to-market on unsecured hedged debt(2)	.2	—
Other liabilities, net	(.4)	(.3)
Total Tangible Equity(3)	$2.0	$2.0

(1)
Excludes goodwill and acquired intangible assets.
(2)
At September 30, 2026 and December 31, 2025, there were $(174) million and $(50) million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).
(3)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Borrowings

Ending Balances

	September 30, 2026			December 31, 2025
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$721	$4,581	$5,302	$525	$4,782	$5,307
Total unsecured borrowings	721	4,581	5,302	525	4,782	5,307
Secured borrowings:
Private Education Loan securitizations	384	9,953	10,337	469	10,250	10,719
FFELP Loan securitizations	—	22,637	22,637	109	25,302	25,411
Private Education Loan ABCP facilities	2,109	—	2,109	1,942	—	1,942
FFELP Loan ABCP facilities	2,349	376	2,725	1,869	299	2,168
Other	196	79	275	160	39	199
Total secured borrowings	5,038	33,045	38,083	4,549	35,890	40,439
Core Earnings basis borrowings(1)	5,759	37,626	43,385	5,074	40,672	45,746
Adjustment for GAAP accounting treatment	(8)	(197)	(205)	(1)	(39)	(40)
GAAP basis borrowings	$5,751	$37,429	$43,180	$5,073	$40,633	$45,706

Average Balances

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$5,301	8.02%	$5,304	8.38%	$5,337	7.95%	$5,380	8.46%
Total unsecured borrowings	5,301	8.02	5,304	8.38	5,337	7.95	5,380	8.46
Secured borrowings:
Private Education Loan securitizations	10,841	3.98	10,711	3.69	10,760	3.94	10,713	3.67
FFELP Loan securitizations	23,064	4.79	26,662	5.41	24,076	4.87	27,344	5.50
Private Education Loan ABCP facilities	1,870	5.67	1,990	6.28	1,915	5.65	2,132	6.32
FFELP Loan ABCP facilities	2,592	5.19	1,885	5.71	2,302	5.13	1,810	5.78
Other	233	4.08	132	3.04	215	4.00	110	1.76
Total secured borrowings	38,600	4.63	41,380	5.01	39,268	4.67	42,109	5.08
Core Earnings basis borrowings(1)	43,901	5.04	46,684	5.39	44,605	5.06	47,489	5.46
Adjustment for GAAP accounting treatment	—	(.03)	—	.04	—	(.03)	—	.06
GAAP basis borrowings	$43,901	5.01%	$46,684	5.43%	$44,605	5.03%	$47,489	5.52%

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.” The differences in derivative accounting give rise to the difference above.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). A discussion of our critical accounting policies, which includes the allowance for loan losses, goodwill impairment assessment, and premium and discount amortization, can be found in Navient LLC's 2025 Form 10-K.

Non-GAAP Financial Measures

In addition to financial results reported on a GAAP basis, Navient also provides certain performance measures which are non-GAAP financial measures. We present the following non-GAAP financial measures: (1) Core Earnings, (2) Tangible Equity (as well as the Adjusted Tangible Equity Ratio), and (3) Allowance for Loan Losses Excluding Expected Future Recoveries on Previously Fully Charged-off Loans. Definitions for the non-GAAP financial measures and reconciliations are provided below, except that reconciliations of forward-looking non-GAAP financial measures are not provided because the Company is unable to provide such reconciliations without unreasonable effort due to the uncertainty and inherent difficulty of predicting the occurrence and financial impact of certain items, including, but not limited to, the impact of any mark-to-market gains/losses resulting from our use of derivative instruments to hedge our economic risks.

1. Core Earnings

We prepare financial statements and present financial results in accordance with GAAP. However, we also evaluate our business segments and present financial results on a basis that differs from GAAP. We refer to this different basis of presentation as Core Earnings. We provide this Core Earnings basis of presentation on a consolidated basis and for each business segment because this is what we review internally when making management decisions regarding our performance and how we allocate resources. We also refer to this information in our presentations with credit rating agencies, lenders and investors. Because our Core Earnings basis of presentation corresponds to our segment financial presentations, we are required by GAAP to provide certain Core Earnings disclosures in the notes to our consolidated financial statements for our business segments.

Core Earnings are not a substitute for reported results under GAAP. We use Core Earnings to manage our business segments because Core Earnings reflect adjustments to GAAP financial results for two items, discussed below, that can create significant volatility mostly due to timing factors generally beyond the control of management. Accordingly, we believe that Core Earnings provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information because we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. When compared to GAAP results, the two items we remove to result in our Core Earnings presentations are:

(1)
Mark-to-market gains/losses resulting from our use of derivative instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness; and
(2)
The accounting for goodwill and acquired intangible assets.

While GAAP provides a uniform, comprehensive basis of accounting, for the reasons described above, our Core Earnings basis of presentation does not. Core Earnings are subject to certain general and specific limitations that investors should carefully consider. For example, there is no comprehensive, authoritative guidance for management reporting. Our Core Earnings are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. Accordingly, our Core Earnings presentation does not represent a comprehensive basis of accounting. Investors, therefore, may not be able to compare our performance with that of other financial services companies based upon Core Earnings. Core Earnings results are only meant to supplement GAAP results by providing additional information regarding the operational and performance indicators that are most closely used by management, our Board of Directors, credit rating agencies, lenders and investors to assess performance.

The following tables show our consolidated GAAP results, Core Earnings results (including for each reportable segment) along with the adjustments made to the income/expense items to reconcile the consolidated GAAP results to the Core Earnings results as required by GAAP and reported in “Note 13 — Segment Reporting.”

	Three Months Ended September 30, 2026
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Consumer Lending	Federal Education Loans	Business Processing	Other
Interest income:
Education loans	$651					$270	$381	$—	$—
Personal Loans	1					1	—	—	—
Cash and investments	17					5	8	—	4
Total interest income	669					276	389	—	4
Total interest expense	554					189	342	—	27
Net interest income (loss)	115	$—	$(4)	$(4)	$111	87	47	—	(23)
Less: provisions for loan losses	227				227	214	13	—	—
Net interest income (loss) after provisions for loan losses	(112)					(127)	34	—	(23)
Other income (loss):
Servicing revenue	10					2	8	—	—
Asset recovery and business processing revenue	—					—	—	—	—
Other revenue	7					—	—	—	2
Gains on sales of loans	162					162	—	—	—
Net fair value changes of loans	23					23	—	—	—
Total other income	202	—	(5)	(5)	197	187	8	—	2
Expenses:
Direct operating expenses	70					57	13	—	—
Unallocated shared services expenses	5					—	—	—	5
Operating expenses	75	—	—	—	75	57	13	—	5
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	—	—
Restructuring/other reorganization expenses	2	—	—	—	2	—	—	—	2
Total expenses	77	—	—	—	77	57	13	—	7
Income (loss) before income tax expense (benefit)	13	—	(9)	(9)	4	3	29	—	(28)
Income tax expense (benefit)(2)	(2)	—	3	3	1	1	7	—	(7)
Net income (loss)	$15	$—	$(12)	$(12)	$3	$2	$22	$—	$(21)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended September 30, 2026
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(4)	$—	$(4)
Total other income	(5)	—	(5)
Goodwill and acquired intangible asset impairment and amortization	—	—	—
Total Core Earnings adjustments to GAAP	$(9)	$—	(9)
Income tax expense (benefit)			3
Net income (loss)			$(12)

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended September 30, 2025
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Consumer Lending	Federal Education Loans	Business Processing	Other
Interest income:
Education loans	$760					$276	$484	$—	$—
Cash and investments	21					5	10	—	6
Total interest income	781					281	494	—	6
Total interest expense	639					183	429	—	23
Net interest income (loss)	142	$4	$—	$4	$146	98	65	—	(17)
Less: provisions for loan losses	168				168	155	13	—	—
Net interest income (loss) after provisions for loan losses	(26)					(57)	52	—	(17)
Other income (loss):
Servicing revenue	13					3	10	—	—
Asset recovery and business processing revenue	—					—	—	—	—
Other revenue (loss)	6					—	—	—	10
Total other income	19	(4)	8	4	23	3	10	—	10
Expenses:
Direct operating expenses	61					45	16	—	—
Unallocated shared services expenses	44					—	—	—	44
Operating expenses	105	—	—	—	105	45	16	—	44
Goodwill and acquired intangible asset impairment and amortization	1	—	(1)	(1)	—	—	—	—	—
Restructuring/other reorganization expenses	4	—	—	—	4	—	—	—	4
Total expenses	110	—	(1)	(1)	109	45	16	—	48
Income (loss) before income tax expense (benefit)	(117)	—	9	9	(108)	(99)	46	—	(55)
Income tax expense (benefit)(2)	(31)	—	6	6	(25)	(23)	11	—	(13)
Net income (loss)	$(86)	$—	$3	$3	$(83)	$(76)	$35	$—	$(42)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended September 30, 2025
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$4	$—	$4
Total other income	4	—	4
Goodwill and acquired intangible asset impairment and amortization	—	(1)	(1)
Total Core Earnings adjustments to GAAP	$8	$1	9
Income tax expense (benefit)			6
Net income (loss)			$3

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine Months Ended September 30, 2026
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Consumer Lending	Federal Education Loans	Business Processing	Other
Interest income:
Education loans	$1,993					$820	$1,173	$—	$—
Personal Loans	1					1	—	—	—
Cash and investments	51					14	24	—	13
Total interest income	2,045					835	1,197	—	13
Total interest expense	1,677					553	1,056	—	79
Net interest income (loss)	368	$3	$(14)	$(11)	$357	282	141	—	(66)
Less: provisions for loan losses	281				281	251	30	—	—
Net interest income (loss) after provisions for loan losses	87					31	111	—	(66)
Other income (loss):
Servicing revenue	31					7	24	—	—
Asset recovery and business processing revenue	—					—	—	—	—
Other revenue	34					—	—	—	23
Gains on sales of loans	162					162	—	—	—
Net fair value changes of loans	23					23	—	—	—
Total other income	250	(3)	(8)	(11)	239	192	24	—	23
Expenses:
Direct operating expenses	182					138	44	—	—
Unallocated shared services expenses	64					—	—	—	64
Operating expenses	246	—	—	—	246	138	44	—	64
Goodwill and acquired intangible asset impairment and amortization	5	—	(5)	(5)	—	—	—	—	—
Restructuring/other reorganization expenses	4	—	—	—	4	—	—	—	4
Total expenses	255	—	(5)	(5)	250	138	44	—	68
Income (loss) before income tax expense (benefit)	82	—	(17)	(17)	65	85	91	—	(111)
Income tax expense (benefit)(2)	26	—	(11)	(11)	15	20	21	—	(26)
Net income (loss)	$56	$—	$(6)	$(6)	$50	$65	$70	$—	$(85)

(1)
Core Earnings adjustments to GAAP:

	Nine Months Ended September 30, 2026
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(11)	$—	$(11)
Total other income	(11)	—	(11)
Goodwill and acquired intangible asset impairment and amortization	—	(5)	(5)
Total Core Earnings adjustments to GAAP	$(22)	$5	(17)
Income tax expense (benefit)			(11)
Net income (loss)			$(6)

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine Months Ended September 30, 2025
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Consumer Lending	Federal Education Loans	Business Processing	Other
Interest income:
Education loans	$2,297					$838	$1,459	$—	$—
Cash and investments	64					15	30	—	19
Total interest income	2,361					853	1,489	—	19
Total interest expense	1,961					547	1,321	—	72
Net interest income (loss)	400	$15	$6	$21	$421	306	168	—	(53)
Less: provisions for loan losses	236				236	207	29	—	—
Net interest income (loss) after provisions for loan losses	164					99	139	—	(53)
Other income (loss):
Servicing revenue	40					8	32	—	—
Asset recovery and business processing revenue	23					—	—	23	—
Other revenue (loss)	10					1	(1)	—	44
Total other income	73	$(15)	$49	34	107	9	31	23	44
Expenses:
Direct operating expenses	189					115	54	20	—
Unallocated shared services expenses	144					—	—	—	144
Operating expenses	333	—	$—	—	333	115	54	20	144
Goodwill and acquired intangible asset impairment and amortization	2	—	(2)	(2)	—	—	—	—	—
Restructuring/other reorganization expenses	6	—	—	—	6	—	—	—	6
Total expenses	341	—	(2)	(2)	339	115	54	20	150
Income (loss) before income tax expense (benefit)	(104)	$—	$57	$57	(47)	(7)	116	3	(159)
Income tax expense (benefit)(2)	(29)	—	18	18	(11)	(3)	27	1	(36)
Net income (loss)	$(75)	$—	$39	$39	$(36)	$(4)	$89	$2	$(123)

(1)
Core Earnings adjustments to GAAP:

	Nine Months Ended September 30, 2025
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$21	$—	$21
Total other income	34	—	34
Goodwill and acquired intangible asset impairment and amortization	—	(2)	(2)
Total Core Earnings adjustments to GAAP	$55	$2	57
Income tax expense (benefit)			18
Net income (loss)			$39

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

The following discussion summarizes the differences between Core Earnings and GAAP net income and details each specific adjustment required to reconcile our Core Earnings segment presentation to our GAAP earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
GAAP net income	$15	$(86)	$56	$(75)
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	(9)	8	(22)	55
Net impact of goodwill and acquired intangible assets	—	1	5	2
Net income tax effect	(3)	(6)	11	(18)
Total Core Earnings adjustments to GAAP	(12)	3	(6)	39
Core Earnings net income	$3	$(83)	$50	$(36)

(1) Derivative Accounting: Core Earnings exclude periodic gains and losses that are caused by the mark-to-market valuations on derivatives that do not qualify for hedge accounting treatment under GAAP, as well as the periodic mark-to-market gains and losses that are a result of ineffectiveness recognized related to effective hedges under GAAP. Under GAAP, for our derivatives that are held to maturity, the mark-to-market gain or loss over the life of the contract will equal $0. In our Core Earnings presentation, we recognize the economic effect of these hedges, which generally results in any net settlement cash paid or received being recognized ratably as an interest expense or revenue over the hedged item’s life.

The accounting for derivatives requires that changes in the fair value of derivative instruments be recognized currently in earnings, with no fair value adjustment of the hedged item, unless specific hedge accounting criteria are met. The gains and losses recorded in “Gains (losses) on derivative and hedging activities, net” and interest expense (for qualifying fair value hedges) are primarily caused by interest rate and foreign currency exchange rate volatility and changing credit spreads during the period as well as the volume and term of derivatives not receiving hedge accounting treatment. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate and foreign currency risk management strategy. However, some of our derivatives do not qualify for hedge accounting treatment and the stand-alone derivative is adjusted to fair value in the income statement with no consideration for the corresponding change in fair value of the hedged item.

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Core Earnings derivative adjustments:
(Gains) losses on derivative and hedging activities, net, included in other income	$(5)	$4	$(11)	$34
Plus: (Gains) losses on fair value hedging activity included in interest expense	(9)	(2)	(21)	—
Total (gains) losses in GAAP net income	(14)	2	(32)	34
Plus: Reclassification of settlement income (expense) on derivative and hedging activities, net(1)	—	4	3	15
Mark-to-market (gains) losses on derivative and hedging activities, net(2)	(14)	6	(29)	49
Other derivative accounting adjustments(3)	5	2	7	6
Total net impact of derivative accounting	$(9)	$8	$(22)	$55

(1)
Derivative accounting requires net settlement income/expense on derivatives that do not qualify as hedges to be recorded in a separate income statement line item below net interest income. Under our Core Earnings presentation, these settlements are reclassified to the income statement line item of the economically hedged item. For our Core Earnings net interest income, this would primarily include reclassifying the net settlement amounts related to certain of our interest rate swaps to debt interest expense. The table below summarizes these net settlements on derivative and hedging activities and the associated reclassification on a Core Earnings basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Reclassification of settlements on derivative and hedging activities:
Net settlement income (expense) on interest rate swaps reclassified to net interest income	$—	$4	$3	$15
Total reclassifications of settlement income (expense) on derivative and hedging activities	$—	$4	$3	$15
(2)
“Mark-to-market (gains) losses on derivative and hedging activities, net” is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Fair value hedges	$(7)	$2	$(10)	$9
Foreign currency hedges	(2)	(4)	(11)	(9)
Other (a)	(5)	8	(8)	49
Total mark-to-market (gains) losses on derivative and hedging activities, net	$(14)	$6	$(29)	$49

(a)
Primarily derivatives that are used to economically hedge the origination of fixed rate Private Education Loans that don't qualify for hedge accounting. We believe that these derivatives are effective economic hedges, and as such, are a critical element of our interest rate risk management strategy.

(3)
Other derivative accounting adjustments consist of adjustments related to certain terminated derivatives that did not receive hedge accounting treatment under GAAP but were economic hedges under Core Earnings and, as a result, such gains or losses are amortized into Core Earnings over the life of the hedged item.

Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of September 30, 2026, derivative accounting has increased GAAP equity by approximately $35 million as a result of cumulative net mark-to-market losses (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains and losses related to derivative accounting.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Beginning impact of derivative accounting on GAAP equity	$(17)	$(30)	$(39)	$8
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	52	(7)	74	(45)
Ending impact of derivative accounting on GAAP equity	$35	$(37)	$35	$(37)

(1)
Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Total pre-tax net impact of derivative accounting recognized in net income(2)	$9	$(8)	$22	$(55)
Tax and other impacts of derivative accounting adjustments	(3)	2	(6)	14
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	46	(1)	58	(4)
Net impact of net mark-to-market gains (losses) under derivative accounting	$52	$(7)	$74	$(45)

(2)
See “Core Earnings derivative adjustments” table above.

Hedging Embedded Floor Income

We use pay-fixed swaps and fixed rate debt to economically hedge embedded Floor Income in our FFELP Loans. Historically, we have used these instruments on a periodic basis and depending upon market conditions and pricing, we may enter into additional hedges in the future. Under GAAP, the pay-fixed swaps are accounted for as cash flow hedges. The table below shows the amount of hedged Floor Income that will be recognized in Core Earnings in future periods based on these hedge strategies.

(Dollars in millions)	September 30, 2026	September 30, 2025
Total hedged Floor Income, net of tax(1)(2)	$16	$31

(1)
$21 million and $41 million on a pre-tax basis as of September 30, 2026 and September 30, 2025, respectively.
(2)
Of the $16 million as of September 30, 2026, approximately $3 million, $7 million and $6 million will be recognized as part of Core Earnings net income in the remainder of 2026, 2027 and 2028, respectively.

(2) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Core Earnings goodwill and acquired intangible asset adjustments	$—	$1	$5	$2

2. Tangible Equity and Adjusted Tangible Equity Ratio

Adjusted Tangible Equity Ratio measures the ratio of Navient’s Tangible Equity to its tangible assets. We adjust this ratio to exclude the assets and equity associated with our FFELP Loan portfolio because FFELP Loans are no longer originated and the FFELP Loan portfolio bears a 3% maximum loss exposure under the terms of the federal guaranty. Management believes that excluding this portfolio from the ratio enhances its usefulness to investors. Management uses this ratio, in addition to other metrics, for analysis and decision making related to capital allocation decisions. The Adjusted Tangible Equity Ratio is calculated as:

(Dollars in millions)	September 30, 2026	September 30, 2025
Stockholders' equity	$2,435	$2,439
Less: Goodwill and acquired intangible assets	430	435
Tangible Equity	2,005	2,004
Less: Equity held for FFELP Loans	129	145
Adjusted Tangible Equity	$1,876	$1,859
Divided by:
Total assets	$46,128	$49,306
Less:
Goodwill and acquired intangible assets	430	435
FFELP Loans	25,898	28,952
Adjusted tangible assets	$19,800	$19,919
Adjusted Tangible Equity Ratio	9.5%	9.3%

3. Allowance for Loan Losses Excluding Expected Future Recoveries on Previously Fully Charged-off

Loans

The allowance for loan losses on the Private Education Loan portfolio used for the three credit metrics below excludes the expected future recoveries on previously fully charged-off loans to better reflect the current expected credit losses remaining in connection with the loans on balance sheet that have not charged off. As of September 30, 2026, the $456 million Private Education Loan allowance for loan losses excluding expected future recoveries on previously fully charged-off loans represents the current expected credit losses that remain in connection with the $12,979 million Private Education Loan portfolio. The $157 million of expected future recoveries on previously fully charged-off loans, which is collected over an average 15-year period, mechanically is a reduction to the overall allowance for loan losses. However, it is not related to the $12,979 million Private Education Loan portfolio on our balance sheet and, as a result, management excludes this impact to the allowance to better evaluate and assess our overall credit loss coverage on the Private Education Loan portfolio. We believe this provides a more meaningful and holistic view of the available credit loss coverage on our non-charged-off Private Education Loan portfolio. We believe this information is useful to our investors, lenders and rating agencies.

Allowance for Loan Losses Metrics – Private Education Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Allowance at end of period (GAAP)	$299	$406	$299	$406
Plus: expected future recoveries on previously fully charged-off loans	157	173	157	173
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)	$456	$579	$456	$579
Ending total loans(1)	$12,979	$15,862	$12,979	$15,862
Ending loans in repayment(1)	$12,519	$15,221	$12,519	$15,221
Net charge-offs	$59	$96	$202	$248

Allowance coverage of charge-offs (annualized)(1):
GAAP	1.6	1.1	1.4	1.2
Adjustment(2)	.8	.4	.8	.5
Non-GAAP Financial Measure(2)	2.4	1.5	2.2	1.7

Allowance as a percentage of the ending total loan balance(1):
GAAP	2.3%	2.6%	2.3%	2.6%
Adjustment(2)	1.2	1.1	1.2	1.1
Non-GAAP Financial Measure(2)	3.5%	3.7%	3.5%	3.7%

Allowance as a percentage of the ending loans in repayment(1):
GAAP	2.4%	2.7%	2.4%	2.7%
Adjustment(2)	1.2	1.1	1.2	1.1
Non-GAAP Financial Measure(2)	3.6%	3.8%	3.6%	3.8%

(1)
Three and nine months ended September 30, 2026 exclude $2.4 billion of Private Education Loans that were classified as held for sale as of September 30, 2026 and $235 million of In-School Education Loans held at fair value, and their corresponding charge-offs.
(2)
The allowance used for these credit metrics excludes the expected future recoveries on previously fully charged-off loans. See discussion above.

Legal Proceedings

For a discussion of legal matters as of September 30, 2026, please refer to “Note 12 – Commitments, Contingencies and Guarantees” to our consolidated financial statements included in this report, which is incorporated into this item by reference.

Risk Factors

The risk factors disclosed in our 2025 Form 10-K should be considered together with information included in this Form 10-Q. For a discussion of Navient's risk factors, please see the section titled "Risk Factors" in Navient LLC's 2025 Form 10-K, as updated by the section titled "Risk Factors" in Navient LLC's Form 10-Q for the quarter ended June 30, 2026.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at September 30, 2026 and 2025, based upon a sensitivity analysis performed by management assuming a hypothetical increase and decrease in market interest rates of 100 basis points. The earnings sensitivities assume an immediate increase and decrease in market interest rates of 100 basis points and are applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and do not take into account any new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of September 30, 2026		As of September 30, 2025
	Impact on Annual Earnings If:		Impact on Annual Earnings If:
	Interest Rates		Interest Rates
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Decrease 100 Basis Points	Increase 100 Basis Points	Decrease 100 Basis Points
Effect on Earnings:
Change in pre-tax net income before mark-to- market gains (losses) on derivative and hedging activities	$(1)	$15	$(12)	$35
Mark-to-market gains (losses) on derivative and hedging activities	(2)	2	43	(46)
Increase (decrease) in income before taxes	$(3)	$17	$31	$(11)
Increase (decrease) in net income after taxes	$(2)	$13	$24	$(8)
Increase (decrease) in diluted earnings per common share	$(.02)	$.14	$.24	$(.09)

	At September 30, 2026
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$40,356	$(49)	—%	$82	—%
Other earning assets	2,133	—	—	—	—
Other assets	2,843	91	3	(37)	(1)
Total assets gain/(loss)	$45,332	$42	—%	$45	—%
Liabilities
Interest-bearing liabilities	$42,344	$(193)	—%	$204	—%
Other liabilities	513	123	24	(69)	(14)
Total liabilities (gain)/loss	$42,857	$(70)	—%	$135	—%

	At December 31, 2025
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$43,147	$(71)	—%	$98	—%
Other earning assets	2,270	—	—	—	—
Other assets	2,819	23	1	86	3
Total assets gain/(loss)	$48,236	$(48)	—%	$184	—%
Liabilities
Interest-bearing liabilities	$45,204	$(223)	—%	$238	1%
Other liabilities	576	79	14	28	5
Total liabilities (gain)/loss	$45,780	$(144)	—%	$266	1%

A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our floating rate education loan portfolio with floating rate debt and our fixed rate education loan portfolio with fixed rate debt although we can have a mismatch at times. In addition, we can have a mismatch in the index (including the frequency of reset) of floating rate debt versus floating rate assets. In addition, due to the ability of some FFELP Loans to earn Floor Income, we can have a fixed versus floating mismatch in funding if the education loan earns at the fixed borrower rate and the funding remains floating. We use pay-fixed swaps and fixed rate debt to economically hedge embedded Floor Income in our FFELP Loans. Historically, we have used these instruments on a periodic basis and depending upon market conditions and pricing, we may enter into additional hedges in the future. The result of these hedging transactions is to fix the relative spread between the education loan asset rate and the funding instrument rate.

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in pre-tax net income before the mark-to-market gains (losses) on derivative and hedging activities is primarily due to the impact of (i) a portion of our unhedged FFELP Loans being in a fixed-rate mode due to Floor Income, while being funded with variable rate debt; (ii) certain FFELP fixed rate loans becoming variable interest rate loans when variable interest rates rise above a certain level (Special Allowance Payment or “SAP”). When these loans are funded with fixed rate debt (as we do for a portion of the portfolio to economically hedge Floor Income) we earn additional interest income when earning the higher variable rate that is in effect; and (iii) a portion of our variable rate assets being funded with fixed rate liabilities. Item (i) will generally cause income to decrease when interest rates increase and income to increase when interest rates decrease. Items (ii) and (iii) have the opposite effect. The change due to the interest rate scenario where interest rates increase by 100 basis points and decrease by 100 basis points in the current period is primarily a result of item (i) having a more significant impact than items (ii) and (iii). The decline in impact from the prior year is primarily related to an increase in the forward interest rate curve in the current period and the resulting impact on item (i).

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in mark-to-market gains (losses) on derivative and hedging activities in both periods is primarily due to (i) the notional amount and remaining term of our derivative portfolio and related hedged debt and (ii) the interest rate environment. In both periods, the mark-to-market gains (losses) are related to both ineffectiveness recognized on hedging relationships as well as to derivatives that don’t qualify for hedge accounting that are used to economically hedge the origination of fixed rate Private Education Loans. As a result of not qualifying for hedge accounting, there is not an offsetting mark-to-market adjustment of the hedged item in this analysis. The decline in impact from the prior year is primarily due to a decline in the notional of derivatives that don't qualify for hedge accounting.

In addition to interest rate risk addressed in the preceding tables, we are also exposed to risks related to foreign currency exchange rates. Foreign currency exchange risk is primarily the result of foreign currency denominated debt issued by us. When we issue foreign denominated corporate unsecured and securitization debt, our policy is to use cross-currency interest rate swaps to swap all foreign currency denominated debt payments (fixed and floating) to USD SOFR using a fixed exchange rate. In the tables above, there would be an immaterial impact on earnings if exchange rates were to decrease or increase, due to the terms of the hedging instrument and hedged items matching. The balance sheet interest-bearing liabilities would be affected by a change in exchange rates; however, the change would be materially offset by the cross-currency interest rate swaps in other assets or other liabilities. In certain economic environments, volatility in the spread between spot and forward foreign exchange rates has resulted in mark-to-market impacts to current period earnings which have not been factored into the above analysis. The earnings impact is noncash, and at maturity of the instruments the cumulative mark-to-market impact will be zero. Navient has not issued foreign currency denominated debt since 2008.

Asset and Liability Funding Gap

The table below presents our assets and liabilities (funding) arranged by underlying indices as of September 30, 2026. Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we present the asset and liability funding gap on a Core Earnings basis. The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding	Funding Gap
3 month Treasury bill	weekly	$1.3	$—	$1.3
3 month Treasury bill	annual	.1	—	.1
Prime	annual	.1	—	.1
Prime	quarterly	.3	—	.3
Prime	monthly	2.3	—	2.3
3 month Term SOFR	quarterly	—	.7	(.7)
3 month Term SOFR	monthly	—	.4	(.4)
1 month Term SOFR	monthly	1.3	.4	.9
Overnight SOFR(1)	daily	24.4	25.6	(1.2)
Non Discrete reset	monthly	—	5.1	(5.1)
Non Discrete reset	daily/weekly	2.1	—	2.1
Fixed Rate (2)		14.3	14.0	.3
Total		$46.2	$46.2	$—

(1)
The assets are indexed to 30-day average overnight SOFR. A portion of the funding uses the daily average of overnight SOFR from a period preceding the accrual period of the asset ("lookback debt"). Funding includes $11.5 billion of 30-day average SOFR lookback debt and $10.7 billion of 90-day average SOFR lookback debt.
(2)
Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders' equity.

We use interest rate swaps and other derivatives to achieve our risk management objectives. Our asset liability management strategy is to match assets with debt (in combination with derivatives) that have the same underlying index and reset frequency or, when economical, have interest rate characteristics that we believe are highly correlated. Interest earned on our FFELP Loans is primarily indexed to 30-day average overnight SOFR, which is reset daily, and our cost of funds is primarily indexed to overnight SOFR but resetting at different times than the asset. A source of variability in FFELP net interest income could also be Floor Income we earn on certain FFELP Loans. Pursuant to the terms of the FFELP, certain FFELP Loans can earn interest at the stated fixed rate of interest as underlying debt interest rate expense remains variable. We refer to this additional spread income as “Floor Income.” Floor Income can be volatile since it is dependent on interest rate levels. At times, we hedge this volatility to lock in the value of the Floor Income over the term of the contract. Interest earned on our Refinance Education Loans and In-School Education Loans originated after 2020 is generally fixed rate with the related cost of funds generally fixed rate as well. Interest earned on the remaining Private Education Loans is generally indexed to either one-month Prime or term SOFR rates and our cost of funds is primarily indexed to one-month or three-month term SOFR. The use of funding with index types and reset frequencies that are different from our assets exposes us to interest rate risk in the form of basis and repricing risk. This could result in our cost of funds not moving in the same direction or with the same magnitude as the yield on our assets. While we believe this risk is low, as all of these indices are short-term with rate movements that are highly correlated over a long period of time, market disruptions (which have occurred in prior years) can lead to a temporary divergence between indices resulting in a negative impact to our earnings.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of shares of our common stock in the three months ended September 30, 2026.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(1)
Period:
July 1 — July 31, 2026	—	$—	—	$74
August 1 — August 31, 2026	.9	9.00	.9	$66
September 1 — September 30, 2026	.2	9.10	.2	$64
Total third-quarter 2026	1.1	$9.02	1.1

(1)
In October 2025, our Board of Directors approved a new $100 million share repurchase program. The share repurchase program does not have an expiration date.
(2)
On June 12, 2026, the Company entered into a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense conditions of Rule 10b5-1, pursuant to which the Company purchased the applicable shares during second-quarter 2026 from June 16, 2026 to June 30, 2026. This plan terminated by its terms on August 7, 2026. On August 27, 2026, the Company entered into a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense conditions of Rule 10b5-1, pursuant to which the Company purchased the applicable shares during third-quarter 2026 from August 27, 2026 to September 30, 2026. This plan will terminate by its terms on November 5, 2026.

Other Information

Director and Officer Trading Arrangements

During the quarter ended September 30, 2026, none of the Company’s directors or officers who are subject to the filing requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive and Principal Financial Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on this evaluation, our Principal Executive and Principal Financial Officers concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Exhibits

3.1*	Certificate of Formation of Navient LLC (incorporated by reference to Exhibit 3.2 to Navient’s Current Report on Form 8-K filed on November 2, 2026 (File No. 001-36228).

3.2*	Limited Liability Company Agreement of Navient LLC (incorporated by reference to Exhibit 3.4 to Navient’s Current Report on Form 8-K filed on November 2, 2026 (File No. 001-36228).

31.1**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Previously filed

** Filed herewith

*** Furnished herewith

Financial Statements

Navient Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Private Education Loans at amortized cost (net of allowance for loan losses of $299 and $364, respectively)	$12,680	$15,451
Private Education Loans at fair value	235	—
Private Education Loans held for sale	2,339	—
FFELP Loans at amortized cost (net of allowance for loan losses of $165 and $173, respectively)	25,898	28,141
Investments	146	166
Cash and cash equivalents	701	637
Restricted cash and cash equivalents	1,286	1,467
Goodwill and acquired intangible assets, net	430	434
Other assets	2,413	2,385
Total assets	$46,128	$48,681
Liabilities
Short-term borrowings	$5,751	$5,073
Long-term borrowings	37,429	40,633
Other liabilities	513	576
Total liabilities	43,693	46,282
Commitments and contingencies
Equity
Series A Junior Participating Preferred Stock, par value $0.20 per share; 2 million shares authorized at December 31, 2021; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 468 million and 467 million shares issued, respectively	4	4
Additional paid-in capital	3,411	3,403
Accumulated other comprehensive income (net of tax expense of $20 and $1, respectively)	60	2
Retained earnings	4,562	4,552
Total stockholders’ equity before treasury stock	8,037	7,961
Less: Common stock held in treasury at cost: 375 million and 371 million shares, respectively	(5,602)	(5,562)
Total equity	2,435	2,399
Total liabilities and equity	$46,128	$48,681

Supplemental information — assets and liabilities of consolidated variable interest entities:

	September 30, 2026	December 31, 2025
Private Education Loans	$14,292	$14,133
FFELP Loans	25,855	28,057
Personal Loans	47	—
Restricted cash	1,284	1,466
Other assets, net	1,322	1,300
Short-term borrowings	4,842	4,389
Long-term borrowings	32,960	35,835
Net assets of consolidated variable interest entities	$4,998	$4,732

See accompanying notes to consolidated financial statements.

NAVIENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income:
Private Education Loans	$270	$276	$820	$838
FFELP Loans	381	484	1,173	1,459
Personal Loans	1	—	1	—
Cash and investments	17	21	51	64
Total interest income	669	781	2,045	2,361
Total interest expense	554	639	1,677	1,961
Net interest income	115	142	368	400
Less: provisions for loan losses	227	168	281	236
Net interest income after provisions for loan losses	(112)	(26)	87	164
Other income (loss):
Servicing revenue	10	13	31	40
Asset recovery and business processing revenue	—	—	—	23
Other income	2	10	23	44
Gains on sales of loans	162	—	162	—
Net fair value changes of loans	23	—	23	—
Gains (losses) on derivative and hedging activities, net	5	(4)	11	(34)
Total other income	202	19	250	73
Expenses:
Salaries and benefits	24	32	83	116
Other operating expenses	51	73	163	217
Total operating expenses	75	105	246	333
Goodwill and acquired intangible asset impairment and amortization expense	—	1	5	2
Restructuring/other reorganization expenses	2	4	4	6
Total expenses	77	110	255	341
Income (loss) before income tax expense (benefit)	13	(117)	82	(104)
Income tax expense (benefit)	(2)	(31)	26	(29)
Net income (loss)	$15	$(86)	$56	$(75)
Basic earnings (loss) per common share	$.16	$(.87)	$.60	$(.75)
Average common shares outstanding	93	98	94	100
Diluted earnings (loss) per common share	$.16	$(.87)	$.59	$(.75)
Average common and common equivalent shares outstanding	94	98	95	100
Dividends per common share	$.16	$.16	$.48	$.48

See accompanying notes to consolidated financial statements.

NAVIENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$15	$(86)	$56	$(75)
Net changes in cash flow hedges, net of tax(1)	46	(1)	58	(4)
Total comprehensive income (loss)	$61	$(87)	$114	$(79)

(1)
See “Note 7 – Derivative Financial Instruments.”

See accompanying notes to consolidated financial statements.

NAVIENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other
				Common	Paid-In	Comprehensive	Retained	Treasury	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at June 30, 2025	466,596,429	(367,165,391)	99,431,038	$4	$3,394	$—	$4,674	$(5,508)	$2,564
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	(86)	—	(86)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1)	—	—	(1)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	(87)
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(16)	—	(16)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	1	—	1
Issuance of common shares	77,436	—	77,436	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4	—	—	—	4
Common stock repurchased	—	(1,971,465)	(1,971,465)	—	—	—	—	(26)	(26)
Shares repurchased related to employee stock-based compensation plans	—	(30,304)	(30,304)	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2025	466,673,865	(369,167,160)	97,506,705	$4	$3,398	$(1)	$4,573	$(5,535)	$2,439

Balance at June 30, 2026	468,140,879	(374,357,051)	93,783,828	$4	$3,410	$14	$4,562	$(5,592)	$2,398
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	15	—	15
Other comprehensive income (loss), net of tax	—	—	—	—	—	46	—	—	46
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	61
Cash dividends:	—
Common stock ($.16 per share)	—	—	—	—	—	—	(15)	—	(15)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	—
Issuance of common shares	39,331	—	39,331	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1	—	—	—	1
Common stock repurchased	—	(1,099,832)	(1,099,832)	—	—	—	—	(10)	(10)
Shares repurchased related to employee stock-based compensation plans	—	(9,853)	(9,853)	—	—	—	—	—	—
Balance at September 30, 2026	468,180,210	(375,466,736)	92,713,474	$4	$3,411	$60	$4,562	$(5,602)	$2,435

See accompanying notes to consolidated financial statements.

NAVIENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other
				Common	Paid-In	Comprehensive	Retained	Treasury	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at December 31, 2024	465,308,901	(362,283,344)	103,025,557	$4	$3,380	$3	$4,697	$(5,443)	$2,641
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	(75)	—	(75)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(4)	—	—	(4)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	(79)
Cash dividends:
Common stock ($.48 per share)	—	—	—	—	—	—	(48)	—	(48)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(1)	—	(1)
Issuance of common shares	1,364,964	—	1,364,964	—	2	—	—	—	2
Stock-based compensation expense	—	—	—	—	16	—	—	—	16
Common stock repurchased	—	(6,434,857)	(6,434,857)	—	—	—	—	(85)	(85)
Shares repurchased related to employee stock-based compensation plans	—	(448,959)	(448,959)	—	—	—	—	(6)	(6)
Other	—	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2025	466,673,865	(369,167,160)	97,506,705	$4	$3,398	$(1)	$4,573	$(5,535)	$2,439

Balance at December 31, 2025	466,792,895	(371,281,553)	95,511,342	$4	$3,403	$2	$4,552	$(5,562)	$2,399
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	56	—	56
Other comprehensive income (loss), net of tax	—	—	—	—	—	58	—	—	58
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	114
Cash dividends:	—	—
Common stock ($.48 per share)	—	—	—	—	—	—	(45)	—	(45)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(1)	—	(1)
Issuance of common shares	1,387,315	—	1,387,315	—	1	—	—	—	1
Stock-based compensation expense	—	—	—	—	7	—	—	—	7
Common stock repurchased	—	(3,749,826)	(3,749,826)	—	—	—	—	(36)	(36)
Shares repurchased related to employee stock-based compensation plans	—	(435,357)	(435,357)	—	—	—	—	(4)	(4)
Other	—	—	—	—	—	—	—	—	—
Balance at September 30, 2026	468,180,210	(375,466,736)	92,713,474	$4	$3,411	$60	$4,562	$(5,602)	$2,435

NAVIENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$56	$(75)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gains) on sales of loans	(162)	—
Goodwill and acquired intangible asset impairment and amortization expense	5	2
Stock-based compensation expense	7	16
Mark-to-market (gains) losses on derivative and hedging activities, net	(100)	109
Provisions for loan losses	281	236
(Increase) decrease in accrued interest receivable	(22)	76
(Decrease) in accrued interest payable	(76)	(41)
Decrease (increase) in other assets	31	(13)
(Decrease) in other liabilities	(13)	(43)
Total adjustments	(49)	342
Net cash provided by operating activities	7	267
Cash flows from investing activities
Education loans originated and acquired	(2,856)	(1,790)
Proceeds from payments on education loans	4,390	3,721
Proceeds from sales of loans	552	—
Other investing activities, net	(16)	9
Disposal of subsidiaries, net of cash and restricted cash disposed of	—	25
Net cash provided by investing activities	2,070	1,965
Cash flows from financing activities
Borrowings collateralized by loans in trust - issued	1,949	1,622
Borrowings collateralized by loans in trust - repaid	(4,917)	(3,967)
Asset-backed commercial paper conduits, net	764	35
Long-term unsecured notes issued	496	495
Long-term unsecured notes repaid	(506)	(554)
Other financing activities, net	101	39
Common stock repurchased	(36)	(85)
Common dividends paid	(45)	(48)
Net cash used in financing activities	(2,194)	(2,463)
Net (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(117)	(231)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	2,104	2,103
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,987	$1,872
Supplemental disclosure of cash flow information:
Cash disbursements made (refunds received) for:
Interest paid	$1,719	$1,979
Income taxes paid (1)	$30	$25
Income taxes refunded	$(6)	$(5)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$701	$571
Restricted cash and restricted cash equivalents	1,286	1,301
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,987	$1,872

Noncash activity:
Investing activity - Education loans deconsolidated related to sale of Residual Interest in variable interest entities	$(150)	$—
Asset-backed securities retained related to loan sales	$31	$—
Financing activity - Borrowings deconsolidated related to sale of Residual Interest in variable interest entities	$(228)	$—

(1)
For the nine months ended September 30, 2026 and 2025, the income taxes paid include $29 million and $23 million, respectively, for transferable tax credits purchased, net of discount. In the current period, the $29 million paid was for $31 million of transferable credits at a $2 million discount. The credit was used to reduce income tax liabilities from prior tax years in the current year provision.

See accompanying notes to consolidated financial statements.

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

1. Organization and Business

On October 21, 2026, we announced plans to implement a new holding company structure pursuant to the Reorganization. On October 28, 2026, we completed the Reorganization.

As a result of the Reorganization, Navient Holdings became the new holding company of Navient LLC (as successor by merger to Navient Corporation) and E Parent, Inc. (Earnest). Navient’s common stock was exchanged on a one-for-one basis for Navient Holdings’ common stock, and Navient Holdings’ common stock continues to trade under the symbol “NAVI” on the Nasdaq Global Select Market. Accordingly, upon consummation of the Reorganization, Navient’s stockholders immediately prior to the consummation of the Reorganization became stockholders of Navient Holdings. The stockholders of Navient did not recognize gain or loss for U.S. federal income tax purposes upon the conversion of their shares of common stock of Navient for shares of common stock of Navient Holdings. Navient LLC assumed the obligations of the listed notes currently held at Navient and continues to be a reporting company. On November 2, 2026, Navient LLC distributed all of the issued and outstanding capital stock of E Parent, Inc.to Navient Holdings pursuant to a distribution agreement by and between Navient LLC and Navient Holdings, Inc.

Immediately following the Reorganization, Navient Holdings had, on a consolidated basis, the same assets, businesses and operations as Navient had immediately prior to the Reorganization, the directors of Navient and their committee memberships and titles were the same as the directors of Navient immediately prior to the Reorganization, and the directors and executive officers of Navient Holdings were the same, respectively, as those of Navient immediately prior to the Reorganization.

The Reorganization was conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware, which permits an internal reorganization to implement a holding company without a vote of the stockholders of the constituent corporation.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (VIEs) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results for the year ending December 31, 2026 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in Navient LLC's 2025 Form 10-K. Definitions for certain capitalized terms used but not otherwise defined in this Form 10-Q can be found in Navient LLC's 2025 Form 10-K.

Election of Fair Value Option – In School Private Education Loans

Effective July 1, 2026, the Company elected the fair value option available under ASC Topic 825, "Financial Instruments," to account for In School Private Education Loans originated on or after that date. Accordingly, those loan originations, both loans that have been disbursed as well as commitments to disburse at a future date, have been recorded at fair value and will continue to be re-measured each reporting period to the then current fair value of the loans. The loans are classified as “Loans at fair value” on the balance sheet and the commitments are recorded in Other Assets with adjustments to fair value recognized in current period earnings in the “Net Fair Value Changes of Loans” line item of the Income Statement. Prior to this election, upon origination, In School Private Education Loans were accounted for at amortized cost, which required an allowance for loan losses to be recorded, through provision for loan losses, that covered lifetime expected credit losses under the CECL methodology. The Company believes that applying the fair value option, rather than the amortized cost methodology, to these loans better aligns the accounting with how we manage and evaluate these loans and more accurately reflects the economic value of the loans.

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

2. Significant Accounting Policies (Continued)

Loans Held for Sale

Loans are classified as held-for-sale when we have the intent and ability to sell such loans. Loans which are classified as held for sale are carried at the lower of fair value or amortized cost basis. When first classified as held for sale if the fair value is lower than the carrying value, the expected losses related to credit are first recorded as provision for loan losses and the allowance for loan losses associated with those loans is written off establishing a new cost basis. If the fair value is greater than carrying value then any allowance for loan losses associated with such loans is reversed. Subsequently any adjustment to the lower of amortized cost or fair value is recorded as a separate line item on the income statement (“Gains or losses on Loans Held for Sale”). Associated premium, discount and capitalized origination costs are not amortized into interest income for loans classified as held for sale.

Gain on Sales of Loans

We may sell loans to third parties. These sales may occur through whole loan sales or securitization transactions that qualify for sale treatment. If a transfer of loans qualifies as a sale, we derecognize the loans and recognize a gain or loss as the difference between the carrying basis of the loans sold and liabilities retained and the compensation received. We recognize the results of the transfer of loans based on the settlement date of the transaction. Additionally, we may also sell our residual interests in consolidated securitization trusts to third parties. If both the transfer of the loans to the trust and the sale of the residual interest qualify as sales under ASC Topic 860 “Transfers and Servicing” and the related securitization trust qualifies to be deconsolidated under ASC Topic 810 “Consolidation,” such gain or loss upon deconsolidation of the securitization trust’s net assets or liabilities is also reflected in “Gain on Sales of Loans.”

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

3. Education Loans

In School Private Education Loans

Effective July 1, 2026, the Company elected the fair value option for In-School Education Loans originated on or after that date. $479 million of In-School Education Loans were originated in third-quarter 2026 consisting of $226 million of loans disbursed in the third quarter and $253 million of commitments to disburse at a future date after September 30, 2026. With the assistance of a third-party valuation specialist these originations were valued at 105% of par, at quarter end, resulting in a $23 million gain in the third quarter ($11 million of which is recorded as part of the basis of the disbursed loans and the remaining $12 million recorded in Other Assets on the balance sheet). See "Note 11 – Fair Value Measurements” for additional detail on the valuation methodology.

The table below details the loans carried on our balance sheet under the fair value option as of September 30, 2026:

(Dollars in millions)	September 30, 2026
Unpaid principal balance	$224
Purchased premium	—
Cumulative fair value adjustments	11
Total fair value of loans(1)	$235

(1)
Accrued interest receivable of $2 million is recorded in Other Assets on the balance sheet. There are no loans that are 90 days or more delinquent.

Additionally, we classified the remaining $1.0 billion of In-School Education Loans as held for sale as of September 30, 2026. The fair value of these loans was greater than the carrying value which resulted in the reversal of the corresponding $42 million allowance for loan losses through provision for loan losses. Fair value was determined with the assistance of a third party valuation specialist using the same methodology as the In-School Education Loans under the fair value option discussed above. We classified these loans as held for sale because we intend to sell those loans, or the residual interest in the securitized loans, as part of our ongoing balance sheet and capital management strategy.

Legacy Private Education Loans

Consistent with our broader effort to redeploy capital and align our balance sheet with today’s lending products, in the second quarter we classified approximately $600 million (par amount) of the $5.7 billion Legacy Private Education Loan portfolio as held for sale ("Legacy" refers to In-School Private Education Loans originated prior to 2020). This resulted in $19 million of allowance for loan losses being reversed as the fair value was greater than the carrying value. These loans were sold in September 2026 resulting in a $99 million gain.

Additionally, in September 2026, we sold the residual interests in three Legacy Private Education Loan securitization trusts that were consolidated on our balance sheet to a third party. The trusts contained approximately $150 million of Legacy Private Education Loans. The transfer qualified for sale accounting under ASC Topic 860, "Transfers and Servicing," and was supported by a legal opinion that the transfer constituted a “true sale.” Following the transfer, we no longer held any variable interests in the trusts and, accordingly, deconsolidated the trusts under ASC Topic 810, "Consolidation." The transaction resulted in a gain of $63 million, which was recognized in “Gains on sales of loans” in the income statement. The non-cash gain primarily reflects the derecognition of the excess of the trusts’ debt over the carrying amount of their assets at the time of deconsolidation.

In the third quarter, in continuing our effort to align our balance sheet with today’s lending products, we classified an additional $1.4 billion of Legacy Private Education Loans as held for sale. This resulted in a $29 million loss, recorded through provision for loan losses, when adjusting to the lower of fair value or amortized cost basis. Fair value was determined with the assistance of a third-party valuation specialist using the same methodology as the In-School Education Loans under the fair value option discussed above, appropriately adjusted for different assumptions primarily regarding prepayments, credit losses and the discount rate.

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

3. Education Loans (Continued)

Carrying Value of Private Education Loans as of September 30, 2026

(Dollars in millions)	Private Education Loans at Amortized Cost	Private Education Loans at Fair Value	Private Education Loans Held for Sale	Total Private Education Loans
Principal	$12,959	$224	$2,481	$15,664
Premium/(Discount)	20	—	(21)	(1)
Allowance for loan losses	(299)	—	—	(299)
Fair value adjustments (1)	—	11	(121)	(110)
Carrying value on balance sheet	$12,680	$235	$2,339	$15,254

(1)
Loans held for sale are carried at the lower of fair value and amortized cost and loans at fair value are carried at fair value. The $121 million fair value adjustment in connection with the held for sale portfolio represents the write-off related to the $1.4 billion of Legacy Private Education Loans that were classified as held for sale as of September 30, 2026. When loans are first classified as held for sale, if the fair value is lower than the carrying value then the expected losses related to credit are first recorded as provision for loan losses and the allowance for loan losses associated with those items is written off, establishing a new cost basis

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

4. Allowance for Loan Losses – Education Loans

Allowance for Loan Losses Roll Forward

	Three Months Ended September 30,
	2026			2025
(Dollars in millions)	Private Education Loans	FFELP Loans	Total	Private Education Loans	FFELP Loans	Total
Beginning balance	$263	$163	$426	$348	$182	$530
Total provision	210	13	223	155	13	168
Charge-offs:
Gross charge-offs	(68)	(11)	(79)	(112)	(9)	(121)
Expected future recoveries on current period gross charge-offs	9	—	9	16	—	16
Net charge-offs(1)	(59)	(11)	(70)	(96)	(9)	(105)
Write off in connection with classification of loans as held for sale(2)	(121)	—	(121)	—	—	—
Decrease in expected future recoveries on previously fully charged-off loans(3)	6	—	6	(1)	—	(1)
Allowance at end of period	$299	$165	$464	$406	$186	$592
Net charge-offs as a percentage of average loans in repayment(4)	1.49%	.20%		2.50%	.15%
Ending total loans(4)	$12,979	$26,063		$15,862	$29,138
Average loans in repayment(4)	$12,613	$22,022		$15,259	$24,527
Ending loans in repayment (4)	$12,519	$21,872		$15,221	$24,136

(1)
Charge-offs are reported net of expected recoveries. For Private Education Loans, we charge off the estimated loss of a defaulted loan balance by charging off the entire defaulted loan balance and estimating recoveries on a pool basis. These estimated recoveries are referred to as "expected future recoveries on previously fully charged-off loans." For FFELP Loans, the recovery is received at the time of charge-off.
(2)
Three months ended September 30, 2026 includes $121 million of write-offs related to $1.4 billion of Legacy Private Education Loans that were classified as held for sale as of September 30, 2026. When loans are first classified as held for sale, if the fair value is lower than the carrying value then the expected losses related to credit are first recorded as provision for loan losses and the allowance for loan losses associated with those items is written off, establishing a new cost basis.
(3)
At the end of each month, for Private Education Loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance by charging off the entire loan balance and estimating recoveries on a pool basis. These estimated recoveries are referred to as “expected future recoveries on previously fully charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately reflected as a reduction to expected future recoveries on previously fully charged-off loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. The following table summarizes the activity in the expected future recoveries on previously fully charged-off loans.

	Three Months Ended September 30,
(Dollars in millions)	2026	2025
Beginning of period expected future recoveries on previously fully charged-off loans	$163	$172
Expected future recoveries of current period defaults	9	16
Recoveries (cash collected)	(9)	(9)
Charge-offs (as a result of lower recovery expectations)	(6)	(6)
End of period expected future recoveries on previously fully charged-off loans	$157	$173
Change in balance during period	$(6)	$1
(4)
Third-quarter 2026 excludes $2.4 billion of Private Education Loans that were classified as held for sale as of September 30, 2026 and $235 million of In-School Education Loans carried at fair value, and their corresponding charge-offs.

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

4. Allowance for Loan Losses – Education Loans (Continued)

Allowance for Loan Losses Roll Forward

	Nine Months Ended September 30,
	2026			2025
(Dollars in millions)	Private Education Loans	FFELP Loans	Total	Private Education Loans	FFELP Loans	Total
Beginning balance	$364	$173	$537	$441	$180	$621
Total provision	245	30	275	207	29	236
Charge-offs:
Gross charge-offs	(233)	(38)	(271)	(287)	(23)	(310)
Expected future recoveries on current period gross charge-offs	31	—	31	39	—	39
Net charge-offs(1)	(202)	(38)	(240)	(248)	(23)	(271)
Write off in connection with classification of loans as held for sale(2)	(121)	—	(121)
Decrease in expected future recoveries on previously fully charged-off loans(3)	13	—	13	6	—	6
Allowance at end of period	$299	$165	$464	$406	$186	$592
Net charge-offs as a percentage of average loans in repayment(4)	1.65%	.23%		2.16%	.13%
Ending total loans(4)	$12,979	$26,063		$15,862	$29,138
Average loans in repayment(4)	$12,450	$22,571		$15,368	$25,036
Ending loans in repayment (4)	$12,519	$21,872		$15,221	$24,136

(1)
Charge-offs are reported net of expected recoveries. For Private Education Loans, we charge off the estimated loss of a defaulted loan balance by charging off the entire defaulted loan balance and estimating recoveries on a pool basis. These estimated recoveries are referred to as "expected future recoveries on previously fully charged-off loans." For FFELP Loans, the recovery is received at the time of charge-off.
(2)
Nine months ended September 30, 2026 includes $121 million of write-offs related to $1.4 billion of Legacy Private Education Loans that were classified as held for sale as of September 30, 2026. When loans are first classified as held for sale, if the fair value is lower than the carrying value then the expected losses related to credit are first recorded as provision for loan losses and the allowance for loan losses associated with those items is written off, establishing a new cost basis.
(3)
At the end of each month, for Private Education Loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance by charging off the entire loan balance and estimating recoveries on a pool basis. These estimated recoveries are referred to as “expected future recoveries on previously fully charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately reflected as a reduction to expected future recoveries on previously fully charged-off loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. The following table summarizes the activity in the expected future recoveries on previously fully charged-off loans.

	Nine Months Ended September 30,
(Dollars in millions)	2026	2025
Beginning of period expected future recoveries on previously fully charged-off loans	$170	$179
Expected future recoveries of current period defaults	31	39
Recoveries (cash collected)	(29)	(30)
Charge-offs (as a result of lower recovery expectations)	(15)	(15)
End of period expected future recoveries on previously fully charged-off loans	$157	$173
Change in balance during period	$(13)	$(6)
(4)
Nine months ended September 30, 2026 excludes $2.4 billion of Private Education Loans that were classified as held for sale as of September 30, 2026 and $235 million of In-School Education Loans carried at fair value, and their corresponding charge-offs.

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

4. Allowance for Loan Losses – Education Loans (Continued)

Private Education Loans

The key credit quality indicators are credit scores (FICO scores), loan status, loan seasoning, certain loan modifications, the existence of a cosigner and school type. The FICO score is the higher of the borrower or co-borrower score and is updated at least every six months while school type is assessed at origination. The other Private Education Loan key quality indicators are updated quarterly.

	Private Education Loan Credit Quality Indicators by Origination Year
	September 30, 2026
(Dollars in millions)	2026	2025	2024	2023	2022	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$2,249	$1,481	$586	$295	$762	$6,253	$11,626	90%
Below 640	14	34	45	32	87	1,141	1,353	10
Total	$2,263	$1,515	$631	$327	$849	$7,394	$12,979	100%
Loan Status:
In-school/grace/ deferment/forbearance	$60	$51	$35	$18	$33	$263	$460	4%
Current/90 days or less delinquent	2,201	1,458	590	302	804	6,890	12,245	94
Greater than 90 days delinquent	2	6	6	7	12	241	274	2
Total	$2,263	$1,515	$631	$327	$849	$7,394	$12,979	100%
Seasoning(1):
1-12 payments	$2,224	$756	$14	$4	$3	$17	$3,018	23%
13-24 payments	—	735	328	17	12	31	1,123	8
25-36 payments	—	—	271	162	36	69	538	4
37-48 payments	—	—	—	135	194	154	483	4
More than 48 payments	—	—	—	—	591	7,011	7,602	59
Loans in-school/ grace/deferment	39	24	18	9	13	112	215	2
Total	$2,263	$1,515	$631	$327	$849	$7,394	$12,979	100%
Certain Loan Modifications(2):
Modified	$—	$23	$45	$43	$119	$3,221	$3,451	27%
Non-Modified	2,263	1,492	586	284	730	4,173	9,528	73
Total	$2,263	$1,515	$631	$327	$849	$7,394	$12,979	100%
Cosigners:
With cosigner(3)	$273	$197	$80	$31	$1	$2,110	$2,692	21%
Without cosigner	1,990	1,318	551	296	848	5,284	10,287	79
Total	$2,263	$1,515	$631	$327	$849	$7,394	$12,979	100%
School Type:
Not-for-profit	$2,262	$1,515	$622	$315	$831	$6,812	$12,357	95%
For-profit	1	—	9	12	18	582	622	5
Total	$2,263	$1,515	$631	$327	$849	$7,394	$12,979	100%
Allowance for loan losses							(299)
Total loans, net(4)							$12,680

Charge-Offs	$—	$(5)	$(6)	$(7)	$(9)	$(175)	$(202)

(1)
Number of months in active repayment for which a scheduled payment was received.
(2)
Loan Modifications represents the historical definition of a troubled debt restructuring (TDR) prior to the implementation of ASU No. 2022-02 on January 1, 2023. Any loan that meets the historical definition of a TDR retains that classification for the life of the loan (including loans that meet that definition subsequent to January 1, 2023). This includes loans given rate modifications, term extensions or forbearance greater than 3 months in the prior 24-month period. This classification is not intended to reconcile in any way to the modification disclosures required under ASU No. 2022-02.
(3)
Excluding Refinance Education Loans, the cosigner rate was 65% for total loans at September 30, 2026.
(4)
Excludes $2.4 billion of Private Education Loans that were classified as held for sale as of September 30, 2026 and $235 million of In-School Education Loans carried at fair value, and their corresponding charge-offs.

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

4. Allowance for Loan Losses – Education Loans (Continued)

	Private Education Loan Credit Quality Indicators by Origination Year
	September 30, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$1,566	$1,082	$592	$1,109	$2,853	$6,688	$13,890	88%
Below 640	25	50	48	104	166	1,579	1,972	12
Total	$1,591	$1,132	$640	$1,213	$3,019	$8,267	$15,862	100%
Loan Status:
In-school/grace/ deferment/forbearance	$73	$94	$53	$46	$75	$300	$641	4%
Current/90 days or less delinquent	1,517	1,032	577	1,150	2,919	7,593	14,788	93
Greater than 90 days delinquent	1	6	10	17	25	374	433	3
Total	$1,591	$1,132	$640	$1,213	$3,019	$8,267	$15,862	100%
Seasoning(1):
1-12 payments	$1,527	$595	$25	$19	$9	$26	$2,201	14%
13-24 payments	—	458	330	37	33	36	894	6
25-36 payments	—	—	243	336	80	75	734	5
37-48 payments	—	—	—	791	1,443	131	2,365	15
More than 48 payments	—	—	—	—	1,418	7,848	9,266	58
Loans in-school/ grace/deferment	64	79	42	30	36	151	402	2
Total	$1,591	$1,132	$640	$1,213	$3,019	$8,267	$15,862	100%
Certain Loan Modifications(2):
Modified	$—	$14	$32	$104	$213	$4,933	$5,296	33%
Non-Modified	1,591	1,118	608	1,109	2,806	3,334	10,566	67
Total	$1,591	$1,132	$640	$1,213	$3,019	$8,267	$15,862	100%
Cosigners:
With cosigner(3)	$318	$329	$212	$129	$66	$4,017	$5,071	32%
Without cosigner	1,273	803	428	1,084	2,953	4,250	10,791	68
Total	$1,591	$1,132	$640	$1,213	$3,019	$8,267	$15,862	100%
School Type:
Not-for-profit	$1,500	$1,069	$604	$1,148	$2,842	$7,185	$14,348	90%
For-profit	91	63	36	65	177	1,082	1,514	10
Total	$1,591	$1,132	$640	$1,213	$3,019	$8,267	$15,862	100%
Allowance for loan losses							(406)
Total loans, net							$15,456

Charge-Offs	$—	$(4)	$(4)	$(10)	$(19)	$(211)	$(248)

(1)
Number of months in active repayment for which a scheduled payment was received.
(2)
Loan Modifications represents the historical definition of a troubled debt restructuring (TDR) prior to the implementation of ASU No. 2022-02 on January 1, 2023. Any loan that meets the historical definition of a TDR retains that classification for the life of the loan (including loans that meet that definition subsequent to January 1, 2023). This includes loans given rate modifications, term extensions or forbearance greater than 3 months in the prior 24-month period. This classification is not intended to reconcile in any way to the modification disclosures required under ASU No. 2022-02.
(3)
Excluding Refinance Education Loans, the cosigner rate was 67% for total loans at September 30, 2025.

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

4. Allowance for Loan Losses – Education Loans (Continued)

	Private Education Loan Delinquencies
	September 30, 2026		December 31, 2025		September 30, 2025
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$216		$395		$402
Loans in forbearance(2)	244		236		239
Loans in repayment and percentage of each status:
Loans current	11,881	94.9%	14,230	93.7%	14,291	93.9%
Loans delinquent 31-60 days(3)	233	1.9	326	2.1	315	2.1
Loans delinquent 61-90 days(3)	131	1.0	194	1.3	182	1.2
Loans delinquent greater than 90 days(3)	274	2.2	434	2.9	433	2.8
Total loans in repayment	12,519	100%	15,184	100%	15,221	100%
Total loans(4)	12,979		15,815		15,862
Allowance for losses	(299)		(364)		(406)
Loans, net	$12,680		$15,451		$15,456
Percentage of loans in repayment		96.5%		96.0%		96.0%
Delinquencies as a percentage of loans in repayment		5.1%		6.3%		6.1%
Loans in forbearance as a percentage of loans in repayment and forbearance		1.9%		1.5%		1.5%

(1)
Loans for customers who are attending school or are in other permitted educational activities and are not yet required to make payments on their loans, e.g., loans for customers who have requested and qualify for other permitted program deferments such as various military eligible deferments.
(2)
Loans for customers who have requested an extension of the grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors such as disaster relief consistent with established loan program servicing policies and procedures.
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.
(4)
September 30, 2026 excludes $2.4 billion of Private Education Loans that were classified as held for sale as of September 30, 2026 and $235 million of In-School Education Loans carried at fair value.

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

4. Allowance for Loan Losses – Education Loans (Continued)

FFELP Loans

FFELP Loans are substantially insured and guaranteed as to their principal and accrued interest in the event of default. The key credit quality indicators are loan status and loan type.

	FFELP Loan Delinquencies
	September 30, 2026		December 31, 2025		September 30, 2025
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,097		$1,210		$1,276
Loans in forbearance(2)	3,094		3,532		3,726
Loans in repayment and percentage of each status:
Loans current	18,485	84.6%	19,441	82.4%	19,766	81.9%
Loans delinquent 31-60 days(3)	1,015	4.6	1,075	4.6	1,062	4.4
Loans delinquent 61-90 days(3)	623	2.8	706	3.0	769	3.2
Loans delinquent greater than 90 days(3)	1,749	8.0	2,350	10.0	2,539	10.5
Total FFELP Loans in repayment	21,872	100%	23,572	100%	24,136	100%
Total FFELP Loans	26,063		28,314		29,138
FFELP Loan allowance for losses	(165)		(173)		(186)
FFELP Loans, net	$25,898		$28,141		$28,952
Percentage of FFELP Loans in repayment		83.9%		83.3%		82.8%
Delinquencies as a percentage of FFELP Loans in repayment		15.5%		17.5%		18.1%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		12.4%		13.0%		13.4%

(1)
Loans for customers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for customers who have requested and qualify for other permitted program deferments such as military, unemployment, or economic hardships.
(2)
Loans for customers who have used their allowable deferment time or do not qualify for deferment, who need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors such as disaster relief consistent with established loan program servicing policies and procedures.
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

Loan type:

(Dollars in millions)	September 30, 2026	September 30, 2025	Change
Stafford Loans	$8,615	$9,528	$(913)
Consolidation Loans	14,796	16,649	(1,853)
Rehab Loans	2,652	2,961	(309)
Total loans, gross	$26,063	$29,138	$(3,075)

Loan Modifications to Borrowers Experiencing Financial Difficulty

We adjust the terms of Private Education Loans for certain borrowers when we believe such changes will help our customers better manage their student loan obligations, achieve better outcomes and increase the collectability of the loans. These changes generally take the form of a temporary interest rate reduction, a temporary forbearance of payments, a temporary interest-only payment, and a temporary interest rate reduction with a permanent extension of the loan term. The effect of modifications of loans made to borrowers who are experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance. The model design predicts borrowers that will have financial difficulty in the future and require loan modification and increased life of loan default risk.

Under our current forbearance practices, temporary hardship forbearance of payments generally cannot exceed 12 months over the life of the loan. However, exceptions can be made in cases where borrowers have shown the ability to make a substantial number of monthly principal and interest payments and in those cases borrowers can be granted up to 24 months of hardship forbearance over the life of the loan. We offer other administrative forbearances (e.g., death and disability, bankruptcy, military service, and disaster forbearance) that are either required by law (such as the Servicemembers Civil Relief Act) or are considered separate from our active loss mitigation programs and therefore are not considered to be loan modifications requiring disclosure under ASU No. 2022-02.

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

4. Allowance for Loan Losses – Education Loans (Continued)

FFELP Loans are at least 97 percent guaranteed as to their principal and accrued interest by the federal government in the event of default and, therefore, we do not deem FFELP Loans as nonperforming from a credit risk perspective at any point in their life cycle prior to claim payment and continue to accrue interest on those loans through the date of claim. Further, FFELP loan modification events are either legal entitlements subject to regulatory-driven eligibility criteria or addressed in the promissory note terms, so we do not consider these events as a component of our loan modification programs.

The disclosures below through the end of this footnote, for the three and nine months ended September 30, 2026, exclude the $2.4 billion of loans which were classified as held for sale as of September 30, 2026.

The following tables show the amortized cost basis as of September 30, 2026 and 2025 of the loans to borrowers experiencing financial difficulty that were modified during the respective period.

	Three Months Ended September 30, 2026
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$388	3.0%	$198	1.5%	$18	.1%

	Three Months Ended September 30, 2025
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$599	3.8%	$298	1.9%	$33	.2%

	Nine Months Ended September 30, 2026
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$1,082	8.3%	$489	3.8%	$62	.5%

	Nine Months Ended September 30, 2025
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$1,554	9.8%	$734	4.6%	$87	.5%

(1)
As of September 30, 2026 and 2025, there was $0.9 billion and $1.0 billion, respectively, of loans in the interest rate reduction program.
(2)
More Than an Insignificant Payment Delay includes loans granted more than 3 months of short-term interest only payments or hardship forbearance.

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

4. Allowance for Loan Losses – Education Loans (Continued)

For those loans modified in the three and nine months ended September 30, 2026 and 2025, the following tables show the impact of such modification.

Three Months Ended September 30, 2026
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 11.9% to 5.1%	Added an average 5 months to the remaining life of the loans	Added an average 6 years to the remaining life of the loans and reduced the weighted average contractual rate from 10.7% to 4.7%.

Three Months Ended September 30, 2025
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 12.3% to 5.4%	Added an average 5 months to the remaining life of the loans	Added an average 6 years to the remaining life of the loans and reduced the weighted average contractual rate from 12% to 5.2%.

Nine Months Ended September 30, 2026
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 11.9% to 5.2%	Added an average 6 months to the remaining life of the loans	Added an average 6 years to the remaining life of the loans and reduced the weighted average contractual rate from 11.2% to 4.7%.

Nine Months Ended September 30, 2025
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 12.3% to 5.4%	Added an average 7 months to the remaining life of the loans	Added an average 7 years to the remaining life of the loans and reduced the weighted average contractual rate from 12.1% to 5.4%.

The following table provides the amount of loan modifications for which a charge-off or payment default occurred in the respective period and within 12 months of the loan receiving a loan modification. We define payment default as 60 days or more past due for purposes of this disclosure. We closely monitor performance of the loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of the modification efforts.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Modified loans (amortized cost) (1)	$187	$142	$241	$345
Payment default (par)	$189	$145	$244	$353
Charge-offs (par)	$16	$19	$53	$44

(1)
For the three months ended September 30, 2026 and 2025, the modified loans include $145 million and $95 million, respectively, of Interest Rate Reduction, $7 million and $7 million, respectively, of Combination Rate Reduction and Term Extension, and $35 million and $40 million, respectively, of More Than Insignificant Payment Delay. For the nine months ended September 30, 2026 and 2025, the modified loans include $177 million and $242 million, respectively, of Interest Rate Reduction, $10 million and $15 million, respectively, of Combination Rate Reduction and Term Extension, and $54 million and $88 million, respectively, of More Than Insignificant Payment Delay.

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

4. Allowance for Loan Losses – Education Loans (Continued)

The following table provides the performance and related loan status of Private Education Loans that have been modified within the 12 months prior to September 30, 2026 and the 12 months prior to December 31, 2025, respectively.

	Payment Status (Amortized Cost)
(Dollars in millions)	Twelve Months Ended
Loan Status	September 30, 2026	December 31, 2025
Loans in school/deferment	$18	$24
Loans in forbearance	81	73
Loans current	1,390	2,056
Loans delinquent 31 - 60 days	144	191
Loans delinquent 61 - 90 days	89	125
Loans delinquent greater than 90 days	143	211
Total modified loans	$1,865	$2,680

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

5. Goodwill

The following table summarizes our goodwill for our reporting units and reportable segments.

(Dollars in millions)	September 30, 2026	December 31, 2025
Consumer Lending reportable segment:
Legacy In-School Education Loans	$106	$106
Refinance Education Loans	77	77
Recent In-School Education Loans	13	13
Total	196	196
Federal Education Loans reportable segment:
FFELP Loans	227	227
Federal Education Loan Servicing	5	5
Total	232	232
Total goodwill	$428	$428

The Company performs its annual goodwill impairment test as of October 1. As of October 1, 2025, a quantitative test was performed, and the fair value of each reporting unit with goodwill exceeded its carrying value. In January 2026, Navient’s stock price experienced a decline and sustained volatility after Navient reduced its 2026 EPS guidance. The Company determined the decline in stock price constituted a triggering event requiring an interim goodwill impairment assessment.

Accordingly, management performed a qualitative impairment assessment as of March 31, 2026. The assessment included an analysis of the amount of cushion that existed (difference between the fair value and carrying value of the reporting unit) when the quantitative test was last completed in the fourth quarter of 2025, and a review of macroeconomic conditions, including stock price volatilities within our industry and the broader market, the regulatory and legislative environment and the performance of each reporting unit relative to the key assumptions used in the previous October 1, 2025, quantitative test. We also considered our market capitalization in relation to book equity. We concluded it was more likely than not on March 31, 2026, that the fair value of each reporting unit with goodwill continued to exceed their respective carrying values and therefore goodwill was not impaired. Therefore, a quantitative impairment test was not required.

We did not identify an additional triggering event for the second quarter ended June 30, 2026. Likewise, we did not identify a triggering event for the third quarter ended September 30, 2026 for the Private Education Refinance Loans, Private Education In-School Loans, Federal Education Loans and Federal Education Loan Servicing reporting units. We did, however, identify a triggering event related to the Private Education Legacy In-School Loans (Legacy Loans). As a result of recent and forecasted delinquencies and charge-offs persisting at elevated levels for a longer duration than previously anticipated, which resulted in the recognition of a Legacy loan provision for loan losses in the third quarter, we performed a quantitative impairment test. We used an income approach to estimate the fair value of the reporting unit measuring the value of future economic benefit determined based on the reporting unit’s discounted cash flows derived from our portfolio cash flow projections. Among other actors, the selected discount rate incorporated a company specific risk premium to capture specific risk related directly or indirectly to the reporting unit.

Goodwill attributed to the Legacy Loans reporting unit was not deemed impaired as a result of the quantitative impairment test as the concluded fair value of the reporting unit was greater than the reporting unit’s carrying value. We will continue to monitor actual cash flows in comparison to our estimated future cash flows for the Legacy Loans reporting unit.

We will continue to monitor the Company’s market capitalization and other qualitative factors to assess whether the underlying fair value of the Company’s reporting units has declined, which could result in future goodwill impairment. We will also monitor the decline in the stock price as a sustained decline could lead to goodwill impairment in the future.

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

6. Borrowings

The following table summarizes our borrowings.

	September 30, 2026			December 31, 2025
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$721	$4,581	$5,302	$525	$4,782	$5,307
Total unsecured borrowings	721	4,581	5,302	525	4,782	5,307
Secured borrowings:
Private Education Loan securitizations(1)	384	9,953	10,337	469	10,250	10,719
FFELP Loan securitizations(2)(3)	—	22,637	22,637	109	25,302	25,411
Private Education Loan ABCP facilities(4)	2,109	—	2,109	1,942	—	1,942
FFELP Loan ABCP facilities(4)	2,349	376	2,725	1,869	299	2,168
Other(5)	196	79	275	160	39	199
Total secured borrowings	5,038	33,045	38,083	4,549	35,890	40,439
Total before hedge accounting adjustments	5,759	37,626	43,385	5,074	40,672	45,746
Hedge accounting adjustments	(8)	(197)	(205)	(1)	(39)	(40)
Total	$5,751	$37,429	$43,180	$5,073	$40,633	$45,706

(1)
Includes $384 million and $469 million of short-term debt related to the Private Education Loan ABS repurchase facilities (Private Education Loan Repurchase Facilities) as of September 30, 2026 and December 31, 2025, respectively.
(2)
Includes $0 million and $109 million of short-term debt and $115 million and $0 million of long-term debt related to the FFELP Loan ABS repurchase facilities (FFELP Loan Repurchase Facilities) as of September 30, 2026 and December 31, 2025, respectively.
(3)
Includes defaulted FFELP secured debt tranches with a remaining principal amount of $948 million as of September 30, 2026 as a result of not maturing by their respective contractual maturity dates. Notices were delivered to the trustee, rating agencies and bondholders alerting them to these maturity date defaults. At this time, it is expected the bonds will be paid in full between 2027 and 2040. There is no impact to the principal amount owed or the coupon at which the bonds accrue, and there is no revised contractual maturity date.
(4)
ABCP facilities include $1.7 billion and $870 million of gross issuances in the three months ended September 30, 2026 and 2025, respectively, and $853 million and $675 million of gross paydowns in the three months ended September 30, 2026 and 2025, respectively. ABCP facilities include $3.3 billion and $1.8 billion of gross issuances in the nine months ended September 30, 2026 and 2025, respectively, and $2.5 billion and $1.8 billion of gross paydowns in the nine months ended September 30, 2026 and 2025, respectively.
(5)
“Other” primarily includes short-term repurchase obligation funding.

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

6. Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of September 30, 2026 and December 31, 2025, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	September 30, 2026
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
Private Education Loan securitizations	$384	$9,953	$10,337	$11,735	$352	$152	$12,239
FFELP Loan securitizations	—	22,637	22,637	23,198	762	1,092	25,052
Private Education Loan ABCP facilities	2,109	—	2,109	2,557	93	31	2,681
FFELP Loan ABCP facilities	2,349	376	2,725	2,657	77	142	2,876
Personal Loan ABCP facilities	—	40	40	47	—	—	47
Total before hedge accounting adjustments	4,842	33,006	37,848	40,194	1,284	1,417	42,895
Hedge accounting adjustments	—	(46)	(46)	—	—	(95)	(95)
Total	$4,842	$32,960	$37,802	$40,194	$1,284	$1,322	$42,800

	December 31, 2025
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
Private Education Loan securitizations	$469	$10,250	$10,719	$11,960	$364	$127	$12,451
FFELP Loan securitizations	109	25,302	25,411	25,942	950	1,096	27,988
Private Education Loan ABCP facilities	1,942	—	1,942	2,173	68	44	2,285
FFELP Loan ABCP facilities	1,869	299	2,168	2,115	84	108	2,307
Total before hedge accounting adjustments	4,389	35,851	40,240	42,190	1,466	1,375	45,031
Hedge accounting adjustments	—	(16)	(16)	—	—	(75)	(75)
Total	$4,389	$35,835	$40,224	$42,190	$1,466	$1,300	$44,956

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

7. Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments and their impact on net income and other comprehensive income.

Impact of Derivatives on Balance Sheet

		Cash Flow		Fair Value(3)		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Sep 30, 2026	Dec 31, 2025	Sep 30, 2026	Dec 31, 2025	Sep 30, 2026	Dec 31, 2025	Sep 30, 2026	Dec 31, 2025
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$—	$39	$—	$—	$—	$39
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	—	3	—	—	—	3
Total derivative assets(2)		—	—	—	42	—	—	—	42
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	(6)	—	—	—	(6)	—
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(95)	(79)	—	—	(95)	(79)
Total derivative liabilities(2)		—	—	(101)	(79)	—	—	(101)	(79)
Net total derivatives		$—	$—	$(101)	$(37)	$—	$—	$(101)	$(37)

(1)
Fair values reported are exclusive of collateral held and pledged and accrued interest. Assets and liabilities are presented without consideration of master netting agreements. Derivatives are carried on the balance sheet based on net position by counterparty under master netting agreements and classified in other assets or other liabilities depending on whether in a net positive or negative position.
(2)
The following table shows derivative positions net of collateral:

	Other Assets		Other Liabilities
(Dollars in millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Derivative values (as carried on balance sheet)	$—	$42	$(101)	$(79)
Cash collateral (held) pledged	—	(44)	37	40
Net position	$—	$(2)	$(64)	$(39)

(3)
The following table shows the carrying value of liabilities in fair value hedges and the related fair value hedging adjustments to these liabilities:

	As of September 30, 2026		As of December 31, 2025
(Dollars in millions)	Carrying Value	Hedge Basis Adjustments	Carrying Value	Hedge Basis Adjustments
Short-term borrowings	$691	$(8)	$499	$(1)
Long-term borrowings	$4,175	$(199)	$4,675	$(42)

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

7. Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Sep 30, 2026	Dec 31, 2025	Sep 30, 2026	Dec 31, 2025	Sep 30, 2026	Dec 31, 2025	Sep 30, 2026	Dec 31, 2025
Notional Values:
Interest rate swaps	$2.4	$1.3	$4.1	$4.1	$.1	$.7	$6.6	$6.1
Cross-currency interest rate swaps	—	—	1.0	1.2	—	—	1.0	1.2
Total derivatives	$2.4	$1.3	$5.1	$5.3	$.1	$.7	$7.6	$7.3

Mark-to-Market Impact of Derivatives on Statements of Income

	Total Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Fair Value Hedges:
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$(96)	$19	$(124)	$128
Gains (losses) recognized in net income on hedged items	103	(21)	134	(137)
Net fair value hedge ineffectiveness gains (losses)	7	(2)	10	(9)
Cross-currency interest rate swaps
Gains (losses) recognized in net income on derivatives	(4)	(1)	(19)	168
Gains (losses) recognized in net income on hedged items	6	5	30	(159)
Net fair value hedge ineffectiveness gains (losses)	2	4	11	9
Total fair value hedges(1)(2)	9	2	21	—
Cash Flow Hedges:
Total cash flow hedges(2)	—	—	—	—
Trading:
Interest rate swaps	5	(4)	11	(34)
Total trading derivatives(3)	5	(4)	11	(34)
Mark-to-market gains (losses) recognized	$14	$(2)	$32	$(34)

(1)
Recorded in interest expense in the consolidated statements of income.
(2)
The accrued interest income (expense) on fair value hedges and cash flow hedges is recorded in interest expense and is excluded from this table.
(3)
Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

7. Derivative Financial Instruments (Continued)

Impact of Derivatives on Other Comprehensive Income (Equity)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Total gains (losses) on cash flow hedges	$46	$—	$58	$(3)
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)(1)	—	(1)	—	(1)
Net changes in cash flow hedges, net of tax	$46	$(1)	$58	$(4)

(1)
Includes net settlement income/expense.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties:

(Dollars in millions)	September 30, 2026	December 31, 2025
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$—	$44
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	—	—
Total collateral held	$—	$44
Derivative asset at fair value including accrued interest	$—	$51
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$37	$40
Total collateral pledged	$37	$40
Derivative liability at fair value including accrued interest and premium receivable	$105	$84

(1)
The Company has the ability to sell or re-pledge securities it holds as collateral.
(2)
The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate liability position (including accrued interest and net of premiums receivable) of $6 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements. Trust related derivatives do not contain credit contingent features related to our or the trusts' credit ratings. At September 30, 2026 and December 31, 2025, we have a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to Navient Holdings, Inc. derivatives of $0 and $4 million, respectively. The trusts are not required to post collateral to the counterparties. At September 30, 2026 and December 31, 2025, the net positive exposure on swaps in securitization trusts was $0 and $3 million, respectively.

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

8. Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	September 30, 2026	December 31, 2025
Accrued interest receivable	$1,671	$1,658
Benefit and insurance-related investments	456	458
Income tax asset, net	129	150
Derivatives at fair value	—	42
Fixed assets	25	23
Accounts receivable	23	12
Other	109	42
Total	$2,413	$2,385

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

9. Stockholders’ Equity

The following table summarizes our common share repurchases, issuances and dividends paid.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share amounts)	2026	2025	2026	2025
Common stock repurchased(1)	1.1	2.0	3.7	6.4
Common stock repurchased (in dollars)(1)	$10	$26	$36	$85
Average purchase price per share(1)	$9.02	$13.19	$9.48	$13.21
Remaining common stock repurchase authority(1)	$64	$26	$64	$26
Shares repurchased related to employee stock-based compensation plans(2)	—	—	.4	.4
Average purchase price per share(2)	$—	$—	$9.65	$13.80
Common shares issued(3)	—	.1	1.4	1.4
Dividends paid	$15	$16	$45	$48
Dividends per share	$.16	$.16	$.48	$.48

(1)
Common shares purchased under our share repurchase program. Our Board of Directors authorized a $100 million share repurchase program in October 2025.
(2)
Comprises shares withheld from the vesting of restricted stock for employees’ tax withholding obligations.
(3)
Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on September 30, 2026 was $9.07.

10. Earnings (Loss) per Common Share

Basic earnings (loss) per common share (EPS) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations on a GAAP basis follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
Numerator:
Net income	$15	$(86)	$56	$(75)
Denominator:
Weighted average shares used to compute basic EPS	93	98	94	100
Effect of dilutive securities:
Dilutive effect of restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (ESPP)(1)	1	—	1	—
Dilutive potential common shares(2)	1	—	1	—
Weighted average shares used to compute diluted EPS	94	98	95	100
Basic earnings per common share	$.16	$(.87)	$.60	$(.75)
Diluted earnings per common share	$.16	$(.87)	$.59	$(.75)

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon the vesting of restricted stock, restricted stock units and performance stock units and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.
(2)
For the three months ended September 30, 2026 and 2025, approximately 0 million and 2 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2026 and 2025, securities covering approximately 0 million and 2 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

11. Fair Value Measurements

As discussed in "Note 2 – Significant Accounting Policies,” effective July 1, 2026, the Company elected the fair value option available under ASC Topic 825, "Financial Instruments," to account for In School Private Education Loans originated on or after that date. Accordingly, these loans and commitments have been recorded at fair value and will continue to be re-measured each reporting period to the then current fair value of the loans. With the assistance of a third party valuation specialist fair value was determined by modeling loan cash flows using stated terms of the loans using mostly internally developed assumptions that are validated against market transactions when available. The primary assumptions used to determine fair value of this portfolio are prepayment speeds, loss rates, and the discount rate . A number of significant inputs into the models are internally derived and not observable in active markets. While the resulting fair value can be validated against market transactions where we are a participant, these markets are not considered active. As such, these are level 3 valuations.

We use estimates of fair value in applying various accounting standards in our financial statements. We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. The fair value of the items discussed below are separately disclosed in this footnote.

During the three and nine months ended September 30, 2026 and 2025, there were no significant transfers of financial instruments between levels, or changes in our methodology used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	September 30, 2026				December 31, 2025
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Private Education Loans at fair value	$—	$—	$235	$235	$—	$—	$—	$—
Private Education Loan commitments(1)	—	—	12	12	—	—	—	—
Interest rate swaps(2)(3)	—	—	—	—	—	39	—	39
Cross-currency interest rate swaps(2)(3)	—	—	—	—	—	—	3	3
Total assets	$—	$—	$247	$247	$—	$39	$3	$42
Liabilities(4)
Interest rate swaps(2)(3)	$—	$(6)	$—	$(6)	$—	$—	$—	$—
Cross-currency interest rate swaps(2)(3)	—	—	(95)	(95)	—	—	(79)	(79)
Total liabilities	$—	$(6)	$(95)	$(101)	$—	$—	$(79)	$(79)

(1)
Private Education Loan commitments are loans that have been originated but have not yet disbursed. These are carried in Other Assets on the balance sheet.
(2)
Fair value of derivative instruments excludes accrued interest and the value of collateral.
(3)
See "Note 7 – Derivative Financial Instruments" for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.
(4)
Borrowings which are the hedged item in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and not reflected in this table.

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

11. Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended September 30,
	2026				2025
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Private Education Loans	Private Education Loan Commitments	Interest Rate Swaps	Cross Currency Interest Rate Swaps
Balance, beginning of period	$—	$(91)	$—	$—	$—	$(75)
Total gains/(losses):
Included in earnings(1)	—	(9)	11	12	—	(10)
Purchases(2)	—	—	226	—	—	—
Settlements(3)	—	5	(2)	—	—	9
Other changes(4)	—	—	—	—	—	—
Transfers in and/or out of level 3	—	—	—	—	—	—
Balance, end of period	$—	$(95)	$235	$12	$—	$(76)
Change in mark-to- market gains/ (losses) relating to instruments still held at the reporting date(5)	$—	$(4)	$11	$12	$—	$(1)

	Nine Months Ended September 30,
	2026				2025
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Private Education Loans	Private Education Loan Commitments	Interest Rate Swaps	Cross Currency Interest Rate Swaps
Balance, beginning of period	$—	$(76)	$—	$—	$—	$(244)
Total gains/(losses):
Included in earnings(1)	—	(38)	11	12	—	142
Purchases(2)	—	—	226	—	—	—
Settlements(3)	—	19	(2)	—	—	26
Other changes(4)	—	—	—	—	—	—
Transfers in and/or out of level 3	—	—	—	—	—	—
Balance, end of period	$—	$(95)	$235	$12	$—	$(76)
Change in mark-to- market gains/ (losses) relating to instruments still held at the reporting date(5)	$—	$(26)	$11	$12	$—	$168

(1)
“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Gains (losses) on derivative and hedging activities, net	$—	$—	$—	$—
Interest expense	(9)	(10)	(38)	142
Net fair value changes of loans	23	—	23	—
Total	$14	$(10)	$(15)	$142

(2)
Purchases for education loans represents consideration paid for loans.
(3)
Settlements for education loans represents principal payments made on loans during the period.
(4)
Other changes for education loans represents amortization of purchase premiums.
(5)
Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income for interest rate swaps. Recorded in interest expense for cross-currency interest rate swaps in fair value hedges. Recorded in "net fair value changes of loans" for Private Education Loans and Private Education Loan commitments.

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

11. Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at September 30, 2026	Valuation Technique	Input	Weighted Average
Education Loans
Private Education Loans and commitments	$247	Discounted cash flow	Discount rate	6.7%
			Constant prepayment rate	12.7%
			Constant default rate	0.9%
Derivatives
Cross-currency interest rate swaps	(95)	Discounted cash flow	Constant Prepayment Rate	4%
Total	$152

The key assumptions for Private Education loans and commitments are defined as follows:

•
Discount rate – The weighted average rate at which the projected cashflows are discounted to arrive at the net present value (fair value) of the loans. An increase in the discount rate, in isolation, would result in a decrease in fair value.
•
Constant prepayment rate – the annual percentage of beginning period principal that will be paid in addition to the scheduled payment amount. An increase in the constant prepayment rate, in isolation, would result in a decrease in fair value.
•
Constant default rate – the annual percentage of beginning of period principal that will default. An increase in the constant default rate, in isolation, would result in a decrease in fair value.

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	September 30, 2026			December 31, 2025
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
Private Education Loans at amortized cost	$11,947	$12,680	$(733)	$15,051	$15,451	$(400)
Private Education Loans at fair value	235	235	—	—	—	—
Private Education Loans held for sale	2,348	2,339	9	—	—	—
FFELP Loans	25,826	25,898	(72)	28,096	28,141	(45)
Cash and investments	2,133	2,133	—	2,270	2,270	—
Total earning assets	42,489	43,285	(796)	45,417	45,862	(445)
Interest-bearing liabilities
Short-term borrowings	5,758	5,751	(7)	5,084	5,073	(11)
Long-term borrowings	36,586	37,429	843	40,120	40,633	513
Total interest-bearing liabilities	42,344	43,180	836	45,204	45,706	502
Derivative financial instruments
Interest rate swaps	(6)	(6)	—	39	39	—
Cross-currency interest rate swaps	(95)	(95)	—	(76)	(76)	—
Excess of net asset fair value over carrying value			$40			$57

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

12. Commitments, Contingencies and Guarantees

Legal Proceedings

We and our subsidiaries and affiliates are subject to various claims, lawsuits and other actions that arise in the normal course of business. We believe that these claims, lawsuits and other actions will not, individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations, except as otherwise disclosed. Most of these matters are claims including individual and class action lawsuits relating to loan servicing and which allege violations of state or federal laws in connection with servicing or collection activities on education loans and other debts.

In the ordinary course of our business, the Company and our subsidiaries and affiliates receive information and document requests and investigative demands from various entities including State Attorneys General, U.S. Attorneys, legislative committees, individual members of Congress and administrative agencies. These requests may be informational, regulatory or enforcement in nature and may relate to our business practices, the industries in which we operate, or companies with whom we conduct business. Generally, our practice has been and continues to be to cooperate with these bodies and to be responsive to any such requests.

The number of these inquiries and the volume of related information demands have normalized at elevated levels and therefore the Company must continue to expend time and resources to timely respond to these requests which may, depending on their outcome, result in payments of restitution, fines and penalties.

Contingencies

In the ordinary course of business, we and our subsidiaries are defendants in or parties to pending and threatened legal actions and proceedings including actions brought on behalf of various classes of claimants. These actions and proceedings may be based on alleged violations of consumer protection, securities, employment and other laws. In certain of these actions and proceedings, claims for substantial monetary damages are asserted against us and our subsidiaries. We and our subsidiaries are also subject to potential unasserted claims by third parties.

In the ordinary course of business, we and our subsidiaries are subject to regulatory examinations, information gathering requests, inquiries and investigations. In connection with formal and informal inquiries in these cases, we and our subsidiaries receive requests, subpoenas and orders for documents, testimony and information in connection with various aspects of our regulated activities.

In view of the inherent difficulty of predicting the outcome of litigation and regulatory matters, we may not be able to predict what the eventual outcome of the pending matters will be, what the timing or the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties, if any, related to each pending matter may be.

The Company accrues a liability for litigation, regulatory matters, and unasserted contract claims when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, we do not accrue a liability. Based on current knowledge, management does not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our consolidated financial position, liquidity, results of operations or cash flows, except as otherwise disclosed.

The Company evaluates its outstanding legal and regulatory matters each reporting period and makes adjustments to the accrued liabilities for such matters, upward or downward, as appropriate, based on the relevant facts and circumstances. The Company's accrued liabilities and estimated range of possible losses pertaining to certain matters can involve significant judgment given factors such as: the varying stages of the proceedings; the existence of numerous yet to be resolved issues; the breadth of the claims (often spanning multiple years and wide ranges of business activities); unspecified damages, civil money penalties or fines and/or the novelty of the legal issues presented; and the attendant uncertainty of the various potential outcomes of such proceedings, including where the Company has made assumptions concerning future rulings by the court or other adjudicator, or about the behavior or incentives of adverse parties or regulatory authorities. Various aspects of the legal proceedings underlying these estimates will change from time to time. Actual losses therefore may vary significantly from any estimates.

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

12. Commitments, Contingencies and Guarantees (Continued)

Regulatory Matters

The Company has been named as defendant in a number of putative class action and other cases alleging violations of various state and federal consumer protection laws including the Telephone Consumer Protection Act (TCPA), the Consumer Financial Protection Act of 2010 (CFPA), the Fair Credit Reporting Act (FCRA), the Fair Debt Collection Practices Act (FDCPA), in adversary proceedings under the U.S. Bankruptcy Code, and various state consumer protection laws. At this point in time, the Company is unable to anticipate the timing of a resolution or the impact that these legal proceedings may have on the Company’s consolidated financial position, liquidity, results of operations or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and loss contingency accruals have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

In addition, Navient and its subsidiaries are subject to examination or regulation by various federal regulatory, state licensing or other regulatory agencies as part of its ordinary course of business including the SEC, CFPB, FFIEC and ED. Items or matters similar to or different from those described above may arise during the course of those examinations. We also routinely receive inquiries or requests from various regulatory entities or bodies or government agencies concerning our business or our assets. Generally, the Company endeavors to cooperate with each such inquiry or request.

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

13. Segment Reporting

We monitor and assess our ongoing operations and results based on the following three reportable operating segments: Consumer Lending, Federal Education Loans, and Other.

These segments meet the quantitative thresholds for reportable operating segments. Accordingly, the results of operations of these reportable operating segments are presented separately. The underlying operating segments are used by the Company’s chief operating decision maker, our chief executive officer, to manage the business, review operating performance and allocate resources, and qualify to be aggregated as part of the primary reportable operating segments. As discussed further below, we measure the profitability of our operating segments based on Core Earnings net income. Accordingly, information regarding our reportable operating segments' net income is provided on a Core Earnings basis.

Consumer Lending Segment

Navient owns and manages Private Education Loans and is the master servicer for these portfolios. Through our Earnest brand, we originate In-School Education Loans, including undergraduate and graduate products, we refinance education loans for high-quality borrowers and we intend to expand into adjacent lending products over time. "Refinance" Education Loans are loans where a borrower has refinanced their education loans, and "In-School" Education Loans are loans originally made to borrowers while they are attending school. We generate revenue primarily through net interest income on our Private Education Loan portfolio.

The following table includes asset information for our Consumer Lending segment.

(Dollars in millions)	September 30, 2026	December 31, 2025
Private Education Loans, net	$15,254	$15,451
Cash and investments(1)	532	529
Other	593	565
Total assets	$16,379	$16,545

(1)
Includes restricted cash and investments.

Federal Education Loans Segment

Navient owns and manages FFELP Loans and is the master servicer on this portfolio. We generate revenue primarily through net interest income on our FFELP Loans.

The following table includes asset information for our Federal Education Loans segment.

(Dollars in millions)	September 30, 2026	December 31, 2025
FFELP Loans, net	$25,898	$28,141
Cash and investments(1)	848	1,034
Other	1,641	1,681
Total assets	$28,387	$30,856

(1)
Includes restricted cash and investments.

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

13. Segment Reporting (Continued)

Other Segment

This segment consists of our corporate liquidity portfolio, gains and losses incurred on the repurchase of debt, unallocated shared services which include certain corporate and IT costs as well as regulatory expenses, and restructuring/other reorganization expenses. Additionally, the segment contains the revenue and expenses in connection with the transition services we performed related to the outsourcing of loan servicing and divestiture of our Business Processing segment.

Unallocated shared services expenses are comprised of costs primarily related to information technology costs related to infrastructure and operations, stock-based compensation expense, accounting, finance, legal, compliance and risk management, regulatory-related expenses, human resources, certain executive management and the Board of Directors. Regulatory-related expenses include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters and are presented net of any insurance reimbursements for covered costs related to such matters.

At September 30, 2026 and December 31, 2025, the Other segment had total assets of $1.4 billion and $1.3 billion, respectively.

Business Processing Segment

In September 2024, Navient completed the sale of Xtend, which comprised the Company's healthcare services business in its Business Processing segment. In February 2025, Navient completed the sale of its government services businesses, which constituted the remainder of the Business Processing segment. Prior to the sale of its healthcare and government services businesses, Navient provided business processing solutions such as omnichannel contact center services, workflow processing, and revenue cycle optimization.

At September 30, 2026 and December 31, 2025, the Business Processing segment had total assets of $0 and $0, respectively.

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

13. Segment Reporting (Continued)

Measure of Profitability

We prepare financial statements and present financial results in accordance with GAAP. However, we also evaluate our business segments and present financial results on a basis that differs from GAAP. We refer to this different basis of presentation as Core Earnings. We provide this Core Earnings basis of presentation on a consolidated basis and for each business segment because this is what we review internally when making management decisions regarding our performance and how we allocate resources. We also refer to this information in our presentations with credit rating agencies, lenders and investors. Because our Core Earnings basis of presentation corresponds to our segment financial presentations, we are required by GAAP to provide Core Earnings disclosure in the notes to our consolidated financial statements for our business segments.

Core Earnings are not a substitute for reported results under GAAP. We use Core Earnings to manage our business segments because Core Earnings reflect adjustments to GAAP financial results for two items, discussed below, that can create significant volatility mostly due to timing factors generally beyond the control of management. Accordingly, we believe that Core Earnings provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information because we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. When compared to GAAP results, the two items we remove to result in our Core Earnings presentations are:

1.
Mark-to-market gains/losses resulting from our use of derivative instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness; and
2.
The accounting for goodwill and acquired intangible assets.

While GAAP provides a uniform, comprehensive basis of accounting, for the reasons described above, our Core Earnings basis of presentation does not. Core Earnings are subject to certain general and specific limitations that investors should carefully consider. For example, there is no comprehensive, authoritative guidance for management reporting. Our Core Earnings are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. Accordingly, our Core Earnings presentation does not represent a comprehensive basis of accounting. Investors, therefore, may not be able to compare our performance with that of other financial services companies based upon Core Earnings. Core Earnings results are only meant to supplement GAAP results by providing additional information regarding the operational and performance indicators that are most closely used by management, our Board of Directors, credit rating agencies, lenders and investors to assess performance.

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

13. Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended September 30, 2026
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Consumer Lending	Federal Education Loans	Business Processing	Other
Interest income:
Education loans	$651					$270	$381	$—	$—
Personal Loans	1					1	—	—	—
Cash and investments	17					5	8	—	4
Total interest income	669					276	389	—	4
Total interest expense	554					189	342	—	27
Net interest income (loss)	115	$—	$(4)	$(4)	$111	87	47	—	(23)
Less: provisions for loan losses	227				227	214	13	—	—
Net interest income (loss) after provisions for loan losses	(112)					(127)	34	—	(23)
Other income (loss):
Servicing revenue	10					2	8	—	—
Asset recovery and business processing revenue	—					—	—	—	—
Other revenue	7					—	—	—	2
Gains on sales of loans	162					162	—	—	—
Net fair value changes of loans	23					23	—	—	—
Total other income	202	—	(5)	(5)	197	187	8	—	2
Expenses:
Direct operating expenses	70					57	13	—	—
Unallocated shared services expenses	5					—	—	—	5
Operating expenses(2)	75	—	—	—	75	57	13	—	5
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	—	—
Restructuring/other reorganization expenses	2	—	—	—	2	—	—	—	2
Total expenses	77	—	—	—	77	57	13	—	7
Income (loss) before income tax expense (benefit)	13	—	(9)	$(9)	$4	3	29	—	(28)
Income tax expense (benefit)(3)	(2)	—	3	3	1	1	7	—	(7)
Net income (loss)	$15	$—	$(12)	$(12)	$3	$2	$22	$—	$(21)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended September 30, 2026
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(4)	$—	$(4)
Total other income	(5)	—	(5)
Goodwill and acquired intangible asset impairment and amortization	—	—	—
Total Core Earnings adjustments to GAAP	$(9)	$—	(9)
Income tax expense (benefit)			3
Net income (loss)			$(12)

(2)
Reportable segment significant operating expenses are comprised of:

	Three Months Ended September 30, 2026
(Dollars in millions)	Consumer Lending	Federal Education Loans	Business Processing	Other	Total
Servicing expenses	$14	$12	$—	$—	$26
Information technology expenses	9	—	—	5	14
Corporate expenses	—	—	—	15	15
Other/remaining expenses	34	1	—	(15)	20
Operating expenses	$57	$13	$—	$5	$75

(3)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

13. Segment Reporting (Continued)

	Three Months Ended September 30, 2025
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Consumer Lending	Federal Education Loans	Business Processing	Other
Interest income:
Education loans	$760					$276	$484	$—	$—
Cash and investments	21					5	10	—	6
Total interest income	781					281	494	—	6
Total interest expense	639					183	429	—	23
Net interest income (loss)	142	$4	$—	$4	$146	98	65	—	(17)
Less: provisions for loan losses	168				168	155	13	—	—
Net interest income (loss) after provisions for loan losses	(26)					(57)	52	—	(17)
Other income (loss):
Servicing revenue	13					3	10	—	—
Asset recovery and business processing revenue	—					—	—	—	—
Other revenue (loss)	6					—	—	—	10
Total other income	19	(4)	8	4	23	3	10	—	10
Expenses:
Direct operating expenses	61					45	16	—	—
Unallocated shared services expenses	44					—	—	—	44
Operating expenses(2)	105	—	—	—	105	45	16	—	44
Goodwill and acquired intangible asset impairment and amortization	1	—	(1)	(1)	—	—	—	—	—
Restructuring/other reorganization expenses	4	—	—	—	4	—	—	—	4
Total expenses	110	—	(1)	(1)	109	45	16	—	48
Income (loss) before income tax expense (benefit)	(117)	—	9	9	(108)	(99)	46	—	(55)
Income tax expense (benefit)(3)	(31)	—	6	6	(25)	(23)	11	—	(13)
Net income (loss)	$(86)	$—	$3	$3	$(83)	$(76)	$35	$—	$(42)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended September 30, 2025
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$4	$—	$4
Total other income	4	—	4
Goodwill and acquired intangible asset impairment and amortization	—	(1)	(1)
Total Core Earnings adjustments to GAAP	$8	$1	9
Income tax expense (benefit)			6
Net income (loss)			$3

(2)
Reportable segment significant operating expenses are comprised of:

	Three Months Ended September 30, 2025
(Dollars in millions)	Consumer Lending	Federal Education Loans	Business Processing	Other	Total
Servicing expenses	$12	$16	$—	$—	$28
Information technology expenses	8	—	—	19	27
Corporate expenses	—	—	—	21	21
Other/remaining expenses	25	—	—	4	29
Operating expenses	$45	$16	$—	$44	$105

(3)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

13. Segment Reporting (Continued)

	Nine Months Ended September 30, 2026
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Consumer Lending	Federal Education Loans	Business Processing	Other
Interest income:
Education loans	$1,993					$820	$1,173	$—	$—
Personal Loans	1					1	—	—	—
Cash and investments	51					14	24	—	13
Total interest income	2,045					835	1,197	—	13
Total interest expense	1,677					553	1,056	—	79
Net interest income (loss)	368	$3	$(14)	$(11)	$357	282	141	—	(66)
Less: provisions for loan losses	281				281	251	30	—	—
Net interest income (loss) after provisions for loan losses	87					31	111	—	(66)
Other income (loss):
Servicing revenue	31					7	24	—	—
Asset recovery and business processing revenue	—					—	—	—	—
Other revenue	34					—	—	—	23
Gains on sales of loans	162					162	—	—	—
Net fair value changes of loans	23					23	—	—	—
Total other income	250	(3)	(8)	(11)	239	192	24	—	23
Expenses:
Direct operating expenses	182					138	44	—	—
Unallocated shared services expenses	64					—	—	—	64
Operating expenses(2)	246	—	—	—	246	138	44	—	64
Goodwill and acquired intangible asset impairment and amortization	5	—	(5)	(5)	—	—	—	—	—
Restructuring/other reorganization expenses	4	—	—	—	4	—	—	—	4
Total expenses	255	—	(5)	(5)	250	138	44	—	68
Income (loss) before income tax expense (benefit)	82	—	(17)	(17)	65	85	91	—	(111)
Income tax expense (benefit)(3)	26	—	(11)	(11)	15	20	21	—	(26)
Net income (loss)	$56	$—	$(6)	$(6)	$50	$65	$70	$—	$(85)

(1)
Core Earnings adjustments to GAAP:

	Nine Months Ended September 30, 2026
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(11)	$—	$(11)
Total other income	(11)	—	(11)
Goodwill and acquired intangible asset impairment and amortization	—	(5)	(5)
Total Core Earnings adjustments to GAAP	$(22)	$5	(17)
Income tax expense (benefit)			(11)
Net income (loss)			$(6)

(2)
Reportable segment significant operating expenses are comprised of:

	Nine Months Ended September 30, 2026
(Dollars in millions)	Consumer Lending	Federal Education Loans	Business Processing	Other	Total
Servicing expenses	$41	$42	$—	$—	$83
Information technology expenses	29	—	—	21	50
Corporate expenses	1	1	—	54	56
Other/remaining expenses	67	1	—	(11)	57
Operating expenses	$138	$44	$—	$64	$246

(3)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

13. Segment Reporting (Continued)

	Nine Months Ended September 30, 2025
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Consumer Lending	Federal Education Loans	Business Processing	Other
Interest income:
Education loans	$2,297					$838	$1,459	$—	$—
Cash and investments	64					15	30	—	19
Total interest income	2,361					853	1,489	—	19
Total interest expense	1,961					547	1,321	—	72
Net interest income (loss)	400	$15	$6	$21	$421	306	168	—	(53)
Less: provisions for loan losses	236				236	207	29	—	—
Net interest income (loss) after provisions for loan losses	164					99	139	—	(53)
Other income (loss):
Servicing revenue	40					8	32	—	—
Asset recovery and business processing revenue	23					—	—	23	—
Other revenue (loss)	10					1	(1)	—	44
Total other income	73	(15)	49	34	107	9	31	23	44
Expenses:
Direct operating expenses	189					115	54	20	—
Unallocated shared services expenses	144					—	—	—	144
Operating expenses(2)	333	—	—	—	333	115	54	20	144
Goodwill and acquired intangible asset impairment and amortization	2	—	(2)	(2)	—	—	—	—	—
Restructuring/other reorganization expenses	6	—	—	—	6	—	—	—	6
Total expenses	341	—	(2)	(2)	339	115	54	20	150
Income (loss) before income tax expense (benefit)	(104)	—	57	57	(47)	(7)	116	3	(159)
Income tax expense (benefit)(3)	(29)	—	18	18	(11)	(3)	27	1	(36)
Net income (loss)	$(75)	$—	$39	$39	$(36)	$(4)	$89	$2	$(123)

(1)
Core Earnings adjustments to GAAP:

	Nine Months Ended September 30, 2025
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$21	$—	$21
Total other income	34	—	34
Goodwill and acquired intangible asset impairment and amortization	—	(2)	(2)
Total Core Earnings adjustments to GAAP	$55	$2	57
Income tax expense (benefit)			18
Net income (loss)			$39

(2)
Reportable segment significant operating expenses are comprised of:

	Nine Months Ended September 30, 2025
(Dollars in millions)	Consumer Lending	Federal Education Loans	Business Processing	Other	Total
Servicing expenses	$40	$50	$—	$5	$95
Information technology expenses	25	—	1	60	86
Corporate expenses	1	2	—	64	67
Other/remaining expenses	49	2	19	15	85
Operating expenses	$115	$54	$20	$144	$333

(3)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2026 and for the three and nine months ended

September 30, 2026 and 2025 is unaudited)

13. Segment Reporting (Continued)

Summary of Core Earnings Adjustments to GAAP

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
GAAP net income	$15	$(86)	$56	$(75)
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	(9)	8	(22)	55
Net impact of goodwill and acquired intangible assets(2)	—	1	5	2
Net tax effect(3)	(3)	(6)	11	(18)
Total Core Earnings adjustments to GAAP	(12)	3	(6)	39
Core Earnings net income	$3	$(83)	$50	$(36)

(1)
Derivative accounting: Core Earnings exclude periodic gains and losses that are caused by the mark-to-market valuations on derivatives that do not qualify for hedge accounting treatment under GAAP as well as the periodic mark-to-market gains and losses that are a result of ineffectiveness recognized related to effective hedges under GAAP. Under GAAP, for our derivatives that are held to maturity, the mark-to-market gain or loss over the life of the contract will equal $0. In our Core Earnings presentation, we recognize the economic effect of these hedges, which generally results in any net settlement cash paid or received being recognized ratably as an interest expense or revenue over the hedged item’s life.
(2)
Goodwill and acquired intangible assets: Our Core Earnings exclude goodwill and intangible asset impairment and amortization of acquired intangible assets.
(3)
Net tax effect: Such tax effect is based upon our Core Earnings effective tax rate for the year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NAVIENT HOLDINGS, INC. (Registrant)
By:	/s/ STEVE HAUBER
Steve Hauber
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 4, 2026

APPENDIX A

form 10-Q cross-reference index

Page Number

Part I. Financial Information

Item 1.	Financial Statements	46-85

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-38

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40-43

Item 4.	Controls and Procedures	44

Part II. Other Information

Item 1.	Legal Proceedings	39, 76

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Mine Safety Disclosures	Not Applicable

Item 5.	Other Information	44

Item 6.	Exhibits	45

Signatures		86